Form 10-Q
period 2000-06-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2000-08-14
CIK 1111553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended June 30, 2000
                                         -------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from               to
                                         -------------     -------------

                         Commission file number 0-30828


                         PRECISE SOFTWARE SOLUTIONS LTD.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Israel                                               Not Applicable
         ------                                               --------------
(State or Other Jurisdiction                                 (I.R.S. Employer
     of Organization)                                       Identification No.)

                                1 Hashikma Street
                        P.O. Box 88 Savyon, 56518 Israel
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-635-2566


         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No  |X|
    -----         -----

         At August 11, 2000, 21,903,803 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.
================================================================================

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED June 30,2000

                                TABLE OF CONTENTS


                                                                            PAGE
PART I:  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of June 30,
                 2000 (unaudited) and December 31, 1999...................... 5

                 Condensed Consolidated Statements of Operations
                 (unaudited) for the three months and six months ended
                 June 30, 2000 and 1999...................................... 7

                 Consolidated Statements of Cash Flows (unaudited) for
                 the six months ended June 30, 2000 and 1999................. 8

                 Notes to Consolidated Financial Statements (unaudited)......10

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................15

         ITEM 3. Quantitative and Qualitative Disclosures
                 About Market Risk...........................................18

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings........................................... *

         ITEM 2. Changes in Securities and Use of Proceeds...................19

         ITEM 3. Defaults Upon Senior Securities............................. *

         ITEM 4. Matters submitted to a vote of Security Holders.............19

         ITEM 5. Other Information........................................... *

         ITEM 6. Exhibits and Reports on Form 8-K............................27
                 Exhibit 27.1 Financial Data Schedule (EDGAR only)

SIGNATURES...................................................................28



*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                          PART I. FINANCIAL INFORMATION




ITEM 1.   FINANCIAL STATEMENTS.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     AS OF AND FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000


                                 IN U.S. DOLLARS


                                    UNAUDITED

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                         DECEMBER 31,     JUNE 30,
                                             1999           2000
                                         -----------    -----------
                                                         UNAUDITED
                                                        -----------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents              $     6,693    $     6,099
  Short-term deposits                            888             --
  Trade receivables, net                       3,767          2,736
  Other accounts receivable                      358            745
                                         -----------    -----------

         Total current assets                 11,706          9,580
                                         -----------    -----------

SEVERANCE PAY FUND                               308            390
                                         -----------    -----------

PROPERTY AND EQUPIMENT, NET                      972          1,285
                                         -----------    -----------

OTHER ASSETS, NET                                 --          1,167
                                         -----------    -----------

                                         $    12,986    $    12,422
                                         ===========    ===========





                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS



                                         DECEMBER 31,     JUNE 30,
                                             1999           2000
                                         -----------    -----------
                                                         UNAUDITED
                                                        -----------
               LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Current maturities of long-term debt     $        --    $       235
Trade payables                                   628            757
Deferred revenues                              1,535          1,964
Employees and payroll accruals                   921          1,365
Accrued expenses                                 835            998
Other accounts payable                            78            103
                                         -----------    -----------

         Total current liabilities             3,997          5,422
                                         -----------    -----------

LONG-TERM LIABILITIES:
Long-term debt                                   199             --
Accrued severance pay                            497            680
                                         -----------    -----------

         Total long-term liabilities             696            680
                                         -----------    -----------

SHAREHOLDERS' EQUITY
Preferred shares, common shares and
  additional paid-in capital                  25,400         33,802
Deferred compensation                           (665)        (4,954)
Accumulated deficit                          (16,442)       (22,528)
                                         -----------    -----------

         Total shareholders' equity            8,293          6,320
                                         -----------    -----------

                                         $    12,986    $    12,422
                                         ===========    ===========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                            ----------------------------    ----------------------------
                                                1999            2000            1999            2000
                                            ------------    ------------    ------------    ------------
                                                                     UNAUDITED
                                            ------------------------------------------------------------
Revenues:
  Software licenses                         $      2,072    $      4,875    $      4,013    $      8,463
  Services                                           396             870             686           1,824
                                            ------------    ------------    ------------    ------------
                                                   2,468           5,745           4,699          10,287
                                            ------------    ------------    ------------    ------------
Cost of revenues:
  Software licenses                                  167             181             323             297
  Services                                           139             411             226             767
                                            ------------    ------------    ------------    ------------
                                                     306             592             549           1,064
                                            ------------    ------------    ------------    ------------
Gross profit                                       2,162           5,153           4,150           9,223
                                            ------------    ------------    ------------    ------------
Operating expenses:
  Research and development, net                      690           1,032           1,422           2,051
  Selling and marketing, net                       1,628           4,555           3,148           8,309
  General and administrative                         343             758             740           1,367
  Amortization of deferred
  stock-based compensation to employees
   and others                                         42           2,938              72           3,718
                                            ------------    ------------    ------------    ------------
Total operating expenses                           2,703           9,283           5,382          15,445
                                            ------------    ------------    ------------    ------------
Operating loss                                       541           4,130           1,232          (6,222)
Financial income (expenses), net                     (14)             99             (17)            136
                                            ------------    ------------    ------------    ------------
Net loss                                    $       (555)   $     (4,031)   $     (1,249)   $     (6,086)
                                            ============    ============    ============    ============
Net loss per share:
  Basic and diluted net loss per share      $      (0.17)   $      (1.20)   $      (0.38)   $      (1.84)
                                            ============    ============    ============    ============
  Weighted average number of shares
  used in computing basic and diluted
  net loss per share                           3,298,749       3,336,369       3,298,749       3,317,568
                                            ============    ============    ============    ============
  Pro forma basic and diluted net loss
  per share                                 $      (0.05)   $      (0.26)   $      (0.12)   $      (0.40)
                                            ============    ============    ============    ============
  Pro forma weighted average number of
  shares used in computing proforma basic
  and diluted net loss per share              10,417,688      15,331,091      10,417,688      15,312,290
                                            ============    ============    ============    ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ------------------------
                                                                 1999             2000
                                                                -------          -------
                                                                        UNAUDITED
                                                                ------------------------
Cash flows from operating activities:

  Net loss                                                      $(1,249)         $(6,086)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   197              263
    Amortization of deferred compensation                            72            3,718
    Decrease (increase) in trade receivables, net                  (655)           1,489
    Increase in other accounts receivable                          (129)            (321)
    Increase (decrease) in trade payables                            33              (38)
    Increase in other accounts payable                              587              726
    Increase in accrued severance pay, net                           48              101
    Other                                                            58                8
                                                                -------          -------

Net cash used in operating activities                            (1,038)            (140)
                                                                -------          -------

Cash flows used in investing activities:

    Purchase of property and equipment                             (219)            (508)
    Purchase of short-term deposits                                 (41)              --
    Proceeds from sale of short-term deposits                        --              888
    Prepaid issuance expenses                                        --             (479)
    Payment for acquisition of consolidated subsidiary (1)           --             (507)
                                                                -------          -------

Net cash used in investing activities                              (260)            (606)
                                                                -------          -------


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ------------------------
                                                                  1999             2000
                                                                 -------          -------
                                                                        UNAUDITED
                                                                 ------------------------
Cash flows from financing activities:

  Short-term bank credit, net                                        573              (27)
  Proceeds from issuance of shares, net                               --              196
  Repayment of long-term debt                                         (9)             (17)
                                                                 -------          -------

Net cash provided by financing activities                            564              152
                                                                 -------          -------

Decrease in cash and cash equivalents                               (734)            (594)
Cash and cash equivalents at the beginning of the period             844            6,693
                                                                 -------          -------

Cash and cash equivalents at the end of the period               $   110          $ 6,099
                                                                 =======          =======


(1)   Payment for acquisition of consolidated subsidiary:

      In February 2000, the Company acquired all of the outstanding shares of Knight Fisk Software Ltd.
      The net fair value of the assets acquired was as follows:

      Working capital                                                             $    (8)
      Fixed assets                                                                     41
      Long-term loans and other                                                       (45)
      Goodwill                                                                        718
                                                                                  -------

                                                                                      706
      Options granted                                                                (199)
                                                                                  -------
                                                                                  $   507
                                                                                  =======
Supplemental disclosure of cash flows information:

      Cash paid during the period for:
      Interest                                                   $     9          $     1
                                                                 =======          =======

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

NOTE 1:   BASIS OF PRESENTATION

          The condensed consolidated financial statements have been prepared by Precise Software Solutions Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2000 and the operating results and cash flows for the three and six months ended June 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form F-1 filed with the Securities and Exchange Commission.

          The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.


NOTE 2:   ACQUISITION OF KNIGHT FISK SOFTWARE LTD.

          In February 2000, the Company acquired all the outstanding shares of Knight Fisk Software Ltd. ("Knight Fisk"), a U.K. - based company and the distributor of the Company's products in the United Kingdom.

          The consideration for the shares acquired was $ 684,000 in cash and stock options, which were valued as of the date of the purchase. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of net liabilities acquired was allocated to goodwill.

          PRO FORMA FINANCIAL INFORMATION:

          The operations of Knight Fisk are included in the Company's consolidated operating results from February 1, 2000. The following unaudited pro forma information presents the results of operations for the Company and Knight Fisk for the six months ended June 30, 2000, 1999 and for the year ended December 31, 1999, as if the acquisition had been consummated as of January 1, 2000 and January 1, 1999, respectively. This pro forma information does not purport to be indicative of what may occur in the future (in thousands):

                                                                SIX MONTHS ENDED
                                                YEAR ENDED           JUNE 30,
                                                DECEMBER 31, ------------------------
                                                   1999         1999         2000
                                                -----------  -----------  -----------
                                                                     UNAUDITED
                                                             ------------------------
          Total revenues                        $    12,100  $     4,950  $    10,469
                                                ===========  ===========  ===========
          Net loss                              $    (3,027) $    (1,439) $    (6,011)
                                                ===========  ===========  ===========
          Basic and diluted net loss per share  $     (0.92) $     (0.44) $     (1.81)
                                                ===========  ===========  ===========

NOTE 3:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.     CASH, CASH EQUIVALENTS AND SHORT-TERM DEPOSITS:

                 The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. As well as short-term deposits with maturities of more than three months but less than one year.

          B.     REVENUE RECOGNITION:

                 Revenues from software sales are recognized in accordance with SOP 97-2, as amended. License revenues are comprised of perpetual license fees which are derived from contracts with end-customers, distributors and an original equipment manufactures ("OEMs"). The Company generally does not grant rights of return. When right of return exists, the Company defers the revenues until such right expires. The Company is entitled to royalties from the OEM upon the sublicensing of the Company's products to end users. Royalties due from this OEM are recognized when such royalties are reported to the Company by the OEM. License revenues from sales to distributors and end-customers are recognized upon delivery of the software when collection is probable; all license payments are due within one year; the license fee is otherwise fixed or determinable; vendor-specific objective evidence exists and persuasive evidence of an arrangement exists.

                 Service revenues are comprised of revenues from maintenance and support arrangements, consulting fees, and training, none of which are considered essential to the functionality of the software license. Revenues from support arrangements are deferred and recognized on a straight-line basis as service revenues over the life of the related agreement. Consulting and training revenues are recognized at the time the services are rendered. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenues.

                 Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement. The Company's VSOE used to allocate the sales price to consulting, training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements other than those accounted for using long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied.

          C.     BASIC AND DILUTED NET LOSS PER SHARE:

                 Basic net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each period, plus dilutive potential Ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share".

                 All convertible Preferred shares, outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per share as their inclusion would be anti-dilutive for all periods presented.

                 Pro forma basic and diluted shares outstanding include the automatic conversion of the convertible Preferred Shares into Ordinary shares that will occur upon the closing of the initial public offering using the if-converted method from the original date.

                 The following table presents the calculation of unaudited pro forma basic and diluted net loss per share (in thousands, except share and per share data):

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
                                                                              UNAUDITED
                                                    ------------------------------------------------------------
                 Net loss                           $       (555)   $     (4,033)   $     (1,249)   $     (6,088)
                                                    ============    ============    ============    ============
                 Pro forma:
                 Shares used in computing basic
                 and diluted net loss per share        3,298,766       3,336,369       3,298,766       3,317,568

                 Effect of assumed conversion of
                 convertible Preferred shares          7,118,922      11,994,722       7,118,922      11,994,722
                                                    ------------    ------------    ------------    ------------
                 Shares used in computing pro
                 forma basic and diluted net loss
                 per share                            10,417,688      15,331,091      10,417,688      15,312,290
                                                    ============    ============    ============    ============
                 Pro forma basic and diluted net
                 loss per share                     $      (0.05)   $      (0.26)   $      (0.12)   $      (0.40)
                                                    ============    ============    ============    ============

          D.     SHAREHOLDERS' EQUITY:

                 1.     Reverse split:

                        On April 12, 2000, the Company's shareholders approved a two for three reverse share split. All share and per share data have been retroactively adjusted to reflect this split.

                 2.     Stock options plans:

                        The following table summarized information about stock options outstanding as of June 30, 2000:

                                                            NUMBER OF   WEIGHTED AVERAGE
                                                             OPTIONS     EXERCISE PRICE
                                                           -----------    -----------
                        Outstanding at December 31, 1999     3,681,044    $      1.04
                        Granted                              1,345,444    $      9.70
                        Exercised                              (65,167)   $      0.60
                        Forfeited                              (97,502)   $      1.49
                                                           -----------    -----------
                        Outstanding at June 30, 2000         4,863,819    $      3.43
                                                           ===========    ===========

          E.     SEGMENT, CUSTOMERS AND GEOGRAPHIC INFORMATION:

                 1.     Summary information about geographical areas
                        (in thousands):

                        The Company operates in one industry segment, the development and marketing of performance software products. Operations in Israel include research and development, selling and marketing. Operations in the United States include selling and marketing. The following is a summary of operations within geographic areas based on customer's location.

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
                                                                              UNAUDITED
                                                    ------------------------------------------------------------
                        Revenues from sales to
                          unaffiliated customers:
                          U.S.A.                    $      1,448    $      4,065    $      2,809    $      7,353
                          North and South America
                          (except U.S.A)                      80             142             290             249
                          Japan                               50             159             137             433
                          Far East (except Japan)            139             220             173             269
                          Europe and others                  751           1,159           1,290           1,983
                                                    ------------    ------------    ------------    ------------
                                                    $      2,468    $      5,745    $      4,699    $     10,287
                                                    ============    ============    ============    ============

                                                              JUNE 30,
                                                    ----------------------------
                                                        1999            2000
                                                    ------------    ------------
                                                              UNAUDITED
                                                    ----------------------------
                        Long-lived assets, by
                        geographic region:
                          Israel                    $        434    $        566
                          United States                      456             640
                          Europe                              --              79
                                                    ------------    ------------
                                                    $        890    $      1,285
                                                    ============    ============

                 2.     Major customer data as a percentage of total revenues:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
                                                                              UNAUDITED
                                                    ------------------------------------------------------------
                        Customer A                         25.8%            5.7%           21.4%            6.3%
                        Customer B                            --           27.0%              --           23.3%

          F.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

                 In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not expect the impact of this new Statement on the Company's consolidated balance sheet or results of operations to be material.

                 In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which among other things clarifies certain conditions to be met in order to recognize revenue. The Company is currently in the process of assessing the impact of SAB 101.

          G.     SUBSEQUENT EVENTS:

                 On July 6, 2000, the Company completed an initial public offering in which it sold 4,887,500 Ordinary Shares (including the over-allotted option for 637,500 shares). The Company also issued 312,500 shares to EMC Corporation in a concurrent offering at $16 per share. The aggregate proceeds received by the Company from these offerings was approximately $83 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of Precise Software Solutions Ltd. ("Precise"). Precise's actual future results may differ significantly from these statements. In evaluating these statements, the various factors identified in the caption "Factors Affecting Future Operating Results" should be considered.

OVERVIEW

          Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in Israel in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus from performance management software for mainframe systems to Information Technology infrastructure performance management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software for database monitoring. In 1998, we released several new products, including our Precise/Pulse! software for proactive monitoring, Precise/Presto for EMC software for monitoring database along with EMC storage systems and Precise/Interpoint software for monitoring ERP applications. In 1999, we introduced our Precise/SWIFT-E software for IT infrastructure performance management in e-business environments and in April 2000, we introduced Precise/Insight.

REVENUES

          We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $5.7 million for the three months ended June 30, 2000 and $2.5 million for the comparable quarter of 1999, representing an increase of $3.2 million, or 133%, and were $10.3 million for the six months ended June 30, 2000 and $4.7 million for the comparable period of 1999, representing an increase of $5.6 million, or 119% .

          Revenues from sales of software licenses were $4.9 million for the three months ended June 30, 2000 and $2.1 million for comparable quarter of 1999, representing an increase of $2.8 million, or 135% and were $8.5 million for the six months ended June 30, 2000 and $4 million for the comparable period of 1999, representing an increase of 4.5 million, or 111%. The increase in software license revenues during the period is attributable to the expansion of our direct sales force and indirect sales channels, and recurring sales to our installed customer base.

          Revenues from services were $0.9 million for the three months ended June 30, 2000 and $0.4 million for the comparable quarter of 1999, representing an increase of $0.5 million, or 119% and were $1.8 million for the six months ended June 30, 2000 and $0.7 million for the comparable period of 1999 representing an increase of $1.1 million, or 166%. The increase in service revenues during this period is attributable to maintenance agreements resulting from new sales of software licenses, renewals of annual maintenance agreements with existing customers and to sales of our new professional services.

COST OF REVENUES

          Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $0.6 million for the three months ended June 30, 2000 and $0.3 million for the comparable quarter of 1999, representing an increase of $0.3 million, or 93%, and were $1.1 million for the six months ended June 30, 2000 and $0.5 million for the comparable period of 1999. Cost of revenues as a percentage of total revenues was 10% for the three months ended June

30, 2000 and 12% for the comparable quarter of 1999 and was 10% for the six months ended June 30, 2000 and 12% for the comparable period of 1999.

          Cost of software license revenues consists of royalties to the government of Israel as consideration for royalty-bearing research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $180,000 for the three months ended June 30, 2000 and $170,000 for the comparable quarter of 1999, representing an increase of $10,000, or 5%. The increase is due to an increase in production costs and a smaller decrease in royalties accrued in connection to royalty-bearing marketing grants, as these grants were fully repaid. Cost of license revenue was $0.3 million for both the six months ended June 30, 2000 and for the comparable period of 1999. Cost of software license revenues as a percentage of total software license revenues was 4% for the three months ended June 30, 2000 and 8.0% for the comparable quarter in 1999, and was 3% for the six months ended June 30, 2000 and 8% for the comparable period of 1999.

          Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $0.4 million for the three months ended June 30, 2000 and $0.1 million for the comparable quarter of 1999, representing an increase of $0.3 million, or 196%, and was $0.8 million for the six months ended June 30, 2000 and $0.2 million for the comparable period of 1999 representing an increase of $0.6 million or 239%. Cost of service revenues as a percentage of service revenues was 47% in the three months ended June 30, 2000 and 35% in the comparable quarter of 1999 and was 42% in the six months ended June 30, 2000 and 33% in the comparable period of 1999. The increases are due to personnel costs of our professional services organization, established in the later half of 1999, and to a lesser extent to the increase in the number of customer support personnel hired to service our growing customer base.

RESEARCH AND DEVELOPMENT

          Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $1.0 for the three months ended June 30, 2000 and $0.7 million for the comparable period of 1999, representing an increase of $0.3 million, or 50%, and were $2.1 million for the six months ended June 30, 2000 and $1.4 million for the comparable period of 1999 representing an increase of $0.7 million, or 44%. The increases were primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite. Research and development expenses as a percentage of total revenues were 18% in the three months ended June 30, 2000 and 28% in the comparable quarter of 1999, and were 20% for the six months ended June 30, 2000 and 30% for the comparable period of 1999. We expect research and development expenses to increase as we extend the functionality of our software and as we hire additional personnel.

SALES AND MARKETING

          Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $4.6 million for the three months ended June 30, 2000 and $1.6 million for the comparable quarter of 1999, representing an increase of $3.0 million, or 180%, and were $8.3 million in the six months ended June 30, 2000 and $3.1 million in the comparable period of 1999, representing an increase of $5.2 million, or 164%. This increase is attributable to the increase in commission expenses attributable to the increase in software license revenues, increased expenditures on marketing programs to support new and existing products and to penetrate new markets, and the increase in the number of people comprising our direct sales force. Sales and marketing expenses as a percentage of total revenues were 79% for the three months ended June 30, 2000 and 67% for the comparable period of 1999 and were 81% for the six months ended June 30, 2000 and 67% for the comparable period of 1999. We expect sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

GENERAL AND ADMINISTRATIVE

          General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $0.8 million for the three months ended June 30, 2000 and $0.3 million for the comparable quarter of 1999, representing an increase of $0.5 million, or 121%, and were $1.4 million for the six months ended June 30, 2000 and $0.7 million for the comparable period of 1999, representing an increase of $0.7 million, or 85%. This increase is attributable to the increased personnel in our financing department. General and administrative expenses as a percentage of total revenues were 13% for the three months ended June 30, 2000 and 14% for the comparable quarter in 1999, and were 13% for the six months ended June 30, 2000 and 16% for the comparable period of 1999. We expect general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and incur expenses associated with being a public company, including the costs of annual and periodic reporting and investor relations programs.

AMORTIZATION OF STOCK-BASED COMPENSATION

          Our stock-based compensation expenses increased from $42,000 for the three months ended June 30, 1999 to $2.9 million for the three months ended June 30, 2000, and from $72,000 for the six months ended June 30, 1999 to $3.7 million in the comparable period in 2000 due to additional amortization of deferred compensation recorded during the three months and the six months ended June 30, 2000. The deferred compensation is amortized over the vesting schedule, generally four years. We had $8 million of deferred compensation at June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

          Since our inception, we have funded our operations primarily through private placements of our equity securities, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. Through June 30, 2000, our sales of securities resulted in net proceeds of approximately $24 million. On July 6, 2000 we completed our initial public offering of ordinary shares in which we sold 4,887,500 shares (including the exercise of the over allotment option) at a price of $16.00 per share. We also sold 312,500 ordinary shares to EMC Corporation on July 6, 2000 at $16.00 per share. Since proceeds from these offerings were received during July 2000, these amounts are not included in the financial results described herein. Total proceeds, before offering expenses, were approximately $83 million.

          As of June 30, 2000 our principal source of liquidity was $6.1 million of cash and cash equivalents. As of June 30, 2000 we had an outstanding obligation of $0.2 million payable to two of our former shareholders, which we repaid upon the consummation of the public offering in July 2000.

          As of June 30, 2000 our accumulated net deficit was $22.5 million.

          Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $0.1 million and $1 million, respectively. Net cash used in operating activities in the six months ended June 30, 2000 was primarily the result of net losses that were offset by the amortization of deferred compensation and by the decrease in trade receivables. Net cash used in operating activities in the six months ended June 30,1999 was primarily the result of net losses and the increase in trade receivables that was in part offset by the increase of payables.

          Net cash used in investing activities was $0.6 million and $0.3 million in the six months ended June 30, 2000 and 1999, respectively. Investing activities in the six months ended June 30, 2000 consisted of capital expenditures, the payment for the acquisition of Knight Fisk, and purchases of short-term investments, partially offset by the sale of short-term deposits. Investing activities in the six months ended June 30, 1999 consisted of capital expenditures.

          Net cash provided by financing activities was $0.2 million, and $0.6 million in the six months ended June 2000 and 1999 , respectively. Cash provided by financing activities in the six months ended June 30, 2000 resulted primarily from net proceeds from the exercise of certain warrants held by our shareholders. Cash provided by financing activities in the six months ended June 30, 1999 resulted from the use of a short term line of credit.

          We believe that the net proceeds from the offering, together with our existing cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have available sufficient cash to finance our operations, we may be required to obtain additional debt or equity financing. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms or at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

          This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of Precise. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size, timing and recognition of revenue from major customers; the status of Precise's continuing relationship with Oracle; the continued development of the market for Oracle databases and related applications software; market acceptance of new product offerings and Precise's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of its customers; Precise's ability to attract and retain key personnel; the development and expansion of Precise's direct sales force; risks associated with management of growth; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in Israel and Precise's international markets; as well as risks of downturns in economic conditions generally, and in the information technology and software industries specifically, and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's Registration Statement on Form F-1 on file with the Securities and Exchange Commission.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

          As of June 30, 2000, our investments in securities subject to equity market risks and other income producing assets subject to interest rate risks are not material in amount. We do not hold such assets for trading purposes. In addition, we do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations. We do, however, incur a portion of our expenditures in foreign currencies, such as NIS and British pound sterling, that could cause our results of operations to fluctuate.



                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On June 20, 2000, options to purchase a total of 65,168 ordinary shares were exercised under the Company's stock option plans, of which 43,084 were issued pursuant to the 1995 Stock Option plan and 22,084 were issued pursuant to the 1998 Share Option and Incentive Plan.

          On June 29, 2000, we commenced our initial public offering of 4,250,000 ordinary shares, 0.03 NIS par value per share, pursuant to a final prospectus dated June 29, 2000. The prospectus was contained in the Company's registration statement on Form F-1 (SEC File No. 333-11992), covering 4,250,000 ordinary shares plus an additional 637,500 ordinary shares to cover over-allotments by the underwriters. The registration statement was declared effective by the Securities and Exchange Commission on June 29, 2000. The aggregate offering price of the offering to the public was $68.0 million. As of June 30, 2000, Precise had not received any proceeds in connection with this offering, which closed on July 6, 2000. The underwriting discount in connection with the initial public offering was $971,429. None of the expenses incurred by Precise in connection with the offering represented payments, direct or indirect, to directors, officers, persons owning 10% or more of the equity securities of Precise, or affiliates of Precise. No direct or indirect payments were made during this period. Merrill Lynch & Co., CIBC World Markets and Wit SoundView acted as underwriters for the initial public offering.

          In a private placement consummated on June 29, 2000, Precise issued to EMC Corporation 312,500 ordinary shares at a price of $5,000,000.

          On June 29, 2000, all outstanding 7,118,922 Preferred A shares and all outstanding 4,875,800 Preferred B shares were converted into the same number of ordinary shares.

          On June 29, 2000, warrants to acquire 1,195,256 ordinary shares were exercised.

          Other than our initial public offering, all such issuances of securities of Precise during the quarter ending June 30, 2000 were made in reliance on Section 4(2), Rule 701 and/or Regulation D under the Securities Act of 1933, as amended.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Precise's General Meeting of Shareholders was held on April 12, 2000. Holders of an aggregate of 15,293,488 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:

Resolution 1. To approve the financial statements of Precise for the year ending December 31, 1999.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

15,045,266                       None                         None                    Not Applicable



Resolution 2. To re-appoint Kost, Forer & Gabay as the auditor for Precise, and to authorize the Board of Directors to set the auditor's compensation.


Total Votes for Resolution 2     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 2
                                 ------------

15,045,266                       None                         None                    Not Applicable




Resolution 3. To appoint or re-appoint six members to the Board of Directors.


Director Name                    Total Votes for              Total Votes Withheld    Abstentions           Broker Non-Votes
-------------                    ----------------             ---------------------   -----------           ----------------
                                 Each Nominee                 from Each Nominee
                                 ------------                 -----------------

Yuval Cohen                      15,045,266                   None                    None                  Not Applicable

Yoseph Sela                      15,045,266                   None                    None                  Not Applicable

Ron Zuckerman                    15,045,266                   None                    None                  Not Applicable

Erel Margalit                    15,045,266                   None                    None                  Not Applicable

Shimon Alon                      15,045,266                   None                    None                  Not Applicable

Anton Simunovic                  15,045,266                   None                    None                  Not Applicable


No other persons were nominated or received votes for election as directors of Precise at this General Meeting of Shareholders.


Resolution 4. To classify the Board of Directors into three classes upon Precise's Initial Public Offering. Yuval Cohen and Yoseph Sela will be in Class
I; Ron Zuckerman and Erel Margalit will be in Class II; and Shimon Alon and
Anton Simunovic will be in Class III.


Total Votes for Resolution 4     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 4
                                 ------------

15,045,266                       None                         None                    Not Applicable
















Resolution 5. To reaffirm all previous Board of Director resolutions increasing the number of shares that may be granted as options under the Company's 1998
Share Option and Incentive Plan.


Total Votes for Resolution 5     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 5
                                 ------------

15,045,266                       None                         None                    Not Applicable


Resolution 6. To declare that the total number of shares granted or reserved for future granting under the Company's 1998 Share Option and Incentive Plan shall be 12 million. This includes all options granted under the various Share Option and Incentive Plans, any options granted thereunder, and all shares to be purchased under Precise's 2000 Employee Stock Purchase Plan.


Total Votes for Resolution 6     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 6
                                 ------------

15,045,266                       None                         None                    Not Applicable


Resolution 7. To approve the amendment of the first sentence of Section 5 of the Company's 1998 Share Option and Incentive Plan changing the aggregate number of shares which may be granted to 12 million, subject to adjustment.


Total Votes for Resolution 7     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 7
                                 ------------

15,045,266                       None                         None                    Not Applicable


Resolution 8. To approve the amendment of Section 9.3 of the Company's 1998
Share Option and Incentive Plan, converting all shares and options into ordinary shares, upon the closing of Precise's Initial Public Offering.


Total Votes for Resolution 8     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 8
                                 ------------

15,045,266                       None                         None                    Not Applicable



Resolution 9. To approve the adjustment of the total number of shares from 12 million to 8 million, in accordance with the revision of Precise's share capital.


Total Votes for Resolution 9     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 9
                                 ------------

15,045,266                       None                         None                    Not Applicable


     Precise held a meeting of its Preferred A Shareholders on April 12, 2000.
Holders of an aggregate of 7,118,992 Preferred A shares were entitled to vote at the meeting. At this meeting, Precise's Preferred A Shareholders voted as follows:


Resolution 1. To increase Precise's authorized share capital from 790,000 NIS to 2,100,000 NIS.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

6,897,760                        None                         None                    Not Applicable


Resolution 2. To revise the par value of Precise's shares to 0.03 NIS, authorizing 9,410,257 Preferred A Shares, 6,666,667 Preferred B Shares,
49,523,898 Ordinary Shares and 4,399,178 Ordinary A Shares.


Total Votes for Resolution 2     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 2
                                 ------------

6,897,760                        None                         None                    Not Applicable


Resolution 3. To substitute two shares of 0.03 NIS par value for every three shares of 0.02 NIS par value.


Total Votes for Resolution 3     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 3
                                 ------------

6,897,760                        None                         None                    Not Applicable


Resolution 4. To amend Precise's Memorandum of Association requiring an ordinary majority to amend said Memorandum.


Total Votes for Resolution 4     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 4
                                 ------------

6,897,760                        None                         None                    Not Applicable


Resolution 5. To restate the Company's Articles of Association contingent upon consummation of Precise's Initial Public Offering.


Total Votes for Resolution 5     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 5
                                 ------------

6,897,760                        None                         None                    Not Applicable


Resolution 6. To convert all shares of Precise into Ordinary Shares, carrying equal rights and privileges contingent upon consummation of Precise's Initial
Public Offering.


Total Votes for Resolution 6     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 6
                                 ------------

6,897,760                        None                         None                    Not Applicable


     Precise held a meeting of its Preferred B Shareholders on April 12, 2000.
Holders of an aggregate of 4,875,800 Preferred B Shares were entitled to vote at the meeting. At this meeting, the Company's Preferred B Shareholders voted as follows:


Resolution 1. To increase Precise's authorized share capital from 790,000 NIS to 2,100,000.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

4,875,636                        None                         None                    Not Applicable


Resolution 2. To revise the par value of Precise's shares to 0.03 NIS, authorizing 9,410,257 Preferred A Shares, 6,666,667 Preferred B Shares,
49,523,898 Ordinary Shares and 4,399,178 Ordinary A Shares.


Total Votes for Resolution 2     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 2
                                 ------------

4,875,636                        None                         None                    Not Applicable


Resolution 3. To substitute two shares of 0.03 NIS par value for every three shares of 0.02 NIS par value.


Total Votes for Resolution 3     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 3
                                 ------------

4,875,636                        None                         None                    Not Applicable


Resolution 4. To amend Precise's Memorandum of Association requiring an ordinary majority to amend said Memorandum.


Total Votes for Resolution 4     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 4
                                 ------------

4,875,636                        None                         None                    Not Applicable


Resolution 5. To restate Precise's Articles of Association contingent upon consummation of Precise's Initial Public Offering.


Total Votes for Resolution 5     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 5
                                 ------------

4,875,636                        None                         None                    Not Applicable


Resolution 6. To convert all shares of Precise into Ordinary Shares, carrying equal rights and privileges upon consummation of Precise's Initial Public
Offering.



Total Votes for Resolution 6     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 6
                                 ------------

4,875,636                        None                         None                    Not Applicable


     Precise held an Extraordinary Meeting of ordinary Shareholders on April 12,
2000. Holders of an aggregate of 15,293,488 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:

Resolution 1. To increase Precise's authorized share capital from 790,000 NIS to 2,100,000 NIS.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

13,994,312                       None                         None                    Not Applicable


Resolution 2. To revise the par value of Precise's shares to 0.03 NIS, authorizing 9,410,257 Preferred A Shares, 6,666,667 Preferred B Shares,
49,523,898 Ordinary Shares and 4,399,178 Ordinary A Shares.


Total Votes for Resolution 2     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 2
                                 ------------

13,994,312                       None                         None                    Not Applicable


Resolution 3. To substitute two shares of 0.03 NIS par value for every three shares of 0.02 NIS par value.


Total Votes for Resolution 3     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 3
                                 ------------

13,994,312                       None                         None                    Not Applicable


Resolution 4. To amend Precise's Memorandum of Association requiring an ordinary majority to amend said Memorandum.


Total Votes for Resolution 4     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 4
                                 ------------

13,994,312                       None                         None                    Not Applicable


Resolution 5. To restate Precise's Articles of Association contingent upon consummation of Precise's Initial Public Offering.


Total Votes for Resolution 5     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 5
                                 ------------

13,994,312                       None                         None                    Not Applicable


Resolution 6. To convert all shares of Precise into Ordinary Shares, carrying equal rights and privileges upon consummation of Precise's Initial Public
Offering.


Total Votes for Resolution 6     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 6
                                 ------------

13,994,312                       None                         None                    Not Applicable



     Precise held an Extraordinary Meeting of Shareholders on April 13, 2000.
Holders of an aggregate of 15,293,448 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:


Resolution 1. To declare that all participation rights of Precise's shareholders shall not apply to any round of financing of up to $30 million, prior to Precise's Initial Public Offering.

Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

11,905,768                       None                         None                    Not Applicable


     Precise held an Extraordinary Meeting of Shareholders on April 20, 2000.
Holders of an aggregate of 15,293,448 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:


Resolution 1.  To approve Amendments to Article 60 of Precise's Articles of Association.
------------

Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

13,991,238                       None                         None                    Not Applicable


     Precise held an Extraordinary Meeting of Shareholders on June 26, 2000.
Holders of an aggregate of 15,358,656 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:


Resolution 1. To amend Article 9(a) of Precise's post-IPO Articles of
Association approved at the April 12, 2000 Preferred A, Preferred B and
Extraordinary Shareholders Meetings.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

13,822,764                       None                         None                    Not Applicable


Resolution 2. To appoint two members as External Directors on the Company's
Board of Directors, effective upon the date of the Company's Initial Public
Offering, to serve for a three year term.


Director Name                    Total Votes for     Total Votes Withheld         Abstentions     Broker Non-Votes
-------------                    ----------------    ---------------------        -----------     ----------------
                                 Each Nominee        from Each Nominee
                                 ------------        -----------------

Robert J. Dolan                  13,822,764               None                    None            Not Applicable

Mary A. Palermo                  13,822,764               None                    None            Not Applicable

No other persons were nominated, or received votes, for election as directors of Precise at this Extraordinary Meeting of Shareholders. The other director(s) of Precise whose term of office continued after this Extraordinary Meeting were Yuval Cohen, Yoseph Sela, Ron Zuckerman, Erel Margalit, Shimon Alon, and Anton
Simunovic.

Resolution 3. To approve amendments to Precise's classification of its Board of Directors effecting the transfer of Shimon Alon from Class III to Class I, Ron
Zuckerman from Class II to Class III, and Yoseph Sela from Class I to Class II.


Total Votes for Resolution 3     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 3
                                 ------------

13,822,764                       None                         None                    Not Applicable


Resolution 4. To grant options to purchase Precise's Ordinary Shares to each newly appointed External Director.


Total Votes for Resolution 4     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 4
                                 ------------

13,822,764                       None                         None                    Not Applicable


Resolution 5. To approve the offer and sale to the newly appointed External
Directors of Ordinary Shares of Precise reserved by the underwriters of Precise's Initial Public Offering for sale to persons affiliated with Precise.


Total Votes for Resolution 5     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 5
                                 ------------

13,822,764                       None                         None                    Not Applicable


Resolution 6.  To approve Precise's 2000 Employee Share Purchase Plan.
------------


Total Votes for Resolution 6     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 6
                                 ------------

13,822,764                       None                         None                    Not Applicable


Resolution 7. To authorize Precise's Board of Directors to approve amendments to Precise's 2000 Employee Share Purchase Plan.


Total Votes for Resolution 7     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 7
                                 ------------

13,822,764                       None                         None                    Not Applicable


     Precise held an Extraordinary Meeting of Shareholders on June 26, 2000.
Holders of an aggregate of 15,358,656 shares were entitled to vote at the meeting. At this meeting, Precise's shareholders voted as follows:


Resolution 1. To approve an amendment to Article 60.5 of Precise's Articles of
Association.


Total Votes for Resolution 1     Total Votes Against          Abstentions             Broker Non-Votes
----------------------------     --------------------         -----------             ----------------
                                 Resolution 1
                                 ------------

13,721,128                       None                         None                    Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1           Financial Data Schedule (EDGAR filing only)



         Precise did not file any current reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PRECISE SOFTWARE SOLUTIONS LTD.


Date     August 14, 2000                    By /s/ Shimon Alon
         ---------------                       ---------------------------------
                                               Shimon Alon, Chief Executive
                                               Officer and President


Date     August 14, 2000                    By  /s/ J. Benjamin H. Nye
         ---------------                        --------------------------------
                                                J. Benjamin H. Nye, Chief
                                                Financial Officer


Date     August 14, 2000                    By  /s/ Dror Elkayam
         ---------------                        --------------------------------
                                                Dror Elkayam, Chief Accounting
                                                Officer