Form 10-Q
period 2000-09-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2000-11-14
CIK 1111553

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

      For the quarterly period ended September 30, 2000
                                     ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                    to
                                     ------------------    --------------------


                         Commission file number 0-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Israel                                    Not Applicable
             ------                                    --------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
         of Organization)

                                1 Hashikma Street
                        P.O. Box 88 Savyon, 56518 Israel
                        --------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-635-2566


         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X   No
                                             ---     ---

         At November 12, 2000, 21,959,967 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.


================================================================================

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                            PAGE

PART I:    FINANCIAL INFORMATION

     ITEM 1.    Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999..................................  5

          Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2000 and 1999.  7

          Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999...........................  8

          Notes to Consolidated Financial Statements (unaudited)............. 10

     ITEM 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 17

     ITEM 3     Quantitative and Qualitative Disclosures About Market Risk... 20

PART II.   OTHER INFORMATION

     ITEM 1.    Legal Proceedings............................................ 21

     ITEM 2.    Changes in Securities and Use of Proceeds.................... 21

     ITEM 3.    Defaults Upon Senior Securities.............................. *

     ITEM 4.    Matters Submitted to a Vote of Security Holders.............. *

     ITEM 5.    Other Information............................................ *

     ITEM 6.    Exhibits and Reports on Form 8-K............................. 21


SIGNATURES................................................................... 22


*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                        QUARTER ENDED September 30, 2000


                          PART I. FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2000


                                 IN U.S. DOLLARS


                                    UNAUDITED

                                              PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                      1999             2000
                                                                     -------          -------
                                                                                     UNAUDITED
                                                                                     ---------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $ 6,693          $25,447
  Short-term deposits                                                    888             --
  Marketable securities                                                 --             29,149
  Trade receivables, net of allowance for doubtful accounts
   (1999 - $ 55, 2000 - $ 0)                                           3,767            3,507
  Other accounts receivable                                              358            3,253
                                                                     -------          -------

Total current assets                                                  11,706           61,356
                                                                     -------          -------

LONG-TERM INVESTMENT                                                    --             25,981
                                                                     -------          -------

SEVERANCE PAY FUND                                                       308              445
                                                                     -------          -------

PROPERTY AND EQUPIMENT, NET                                              972            1,994
                                                                     -------          -------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
  (2000 - $ 55)                                                         --                778
                                                                     -------          -------

                                                                     $12,986          $90,554
                                                                     =======          =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS
                                                                           DECEMBER 31,       SEPTEMBER 30,
                                                                               1999                2000
                                                                            ---------           ---------
                                                                                                UNAUDITED
                                                                                                ---------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                            $     628           $   1,894
  Deferred revenues                                                             1,535               2,154
  Employees and payroll accruals                                                  921               1,128
  Accrued expenses                                                                835               1,807
  Other accounts payable                                                           78                 339
                                                                            ---------           ---------

Total current liabilities                                                       3,997               7,322
                                                                            ---------           ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                                  199                --
  Accrued severance pay                                                           497                 753
                                                                            ---------           ---------

Total long-term liabilities                                                       696                 753
                                                                            ---------           ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, Ordinary shares and additional paid-in capital             25,400             110,054
  Deferred compensation                                                          (665)             (3,915)
  Accumulated other comprehensive loss                                           --                   (41)
  Accumulated deficit                                                         (16,442)            (23,619)
                                                                            ---------           ---------

Total shareholders' equity                                                      8,293              82,479
                                                                            ---------           ---------

                                                                            $  12,986           $  90,554
                                                                            =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        1999            2000            1999            2000
                                                    ------------    ------------    ------------    ------------
                                                                             UNAUDITED
                                                    ------------------------------------------------------------
Revenues:
  Software licenses                                 $      2,585    $      6,412    $      6,598    $     14,875
  Services                                                   484           1,227           1,170           3,051
                                                    ------------    ------------    ------------    ------------

                                                           3,069           7,639           7,768          17,926
                                                    ------------    ------------    ------------    ------------
Cost of revenues:
  Software licenses                                          202             187             525             484
  Services                                                   196             407             422           1,174
                                                    ------------    ------------    ------------    ------------

                                                             398             594             947           1,658
                                                    ------------    ------------    ------------    ------------

Gross profit                                               2,671           7,045           6,821          16,268
                                                    ------------    ------------    ------------    ------------
Operating expenses:
  Research and development, net                              691           1,386           2,113           3,437
  Selling and marketing, net                               1,969           5,478           5,117          13,787
  General and administrative                                 389           1,273           1,129           2,640
  Amortization of deferred
    stock compensation                                        23           1,235              95           4,953
                                                    ------------    ------------    ------------    ------------

Total operating expenses                                   3,072           9,372           8,454          24,817
                                                    ------------    ------------    ------------    ------------

Operating loss                                              (401)         (2,327)         (1,633)         (8,549)
Financial income (expenses), net                              (4)          1,236             (21)          1,372
                                                    ------------    ------------    ------------    ------------

Net loss                                            $       (405)   $     (1,091)   $     (1,654)   $     (7,177)
                                                    ============    ============    ============    ============
Net loss per share:
   Basic and diluted net loss per
   share                                            $      (0.12)   $      (0.05)   $       (0.5)   $      (0.76)
                                                    ============    ============    ============    ============
   Weighted average number of shares used in
   computing basic and diluted net loss per share      3,298,766      21,571,225       3,298,766       9,450,703
                                                    ============    ============    ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                             PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  ---------------------------
                                                                    1999               2000
                                                                  --------           --------
                                                                            UNAUDITED
                                                                  ---------------------------
Cash flows from operating activities:

  Net loss                                                        $ (1,654)          $ (7,177)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                      135                404
    Amortization of deferred stock compensation                         95              4,953
    Decrease (increase) in trade receivables, net                     (610)               703
    Increase in other accounts receivable                             (258)            (2,831)
    Increase in trade payables                                          61              1,104
    Increase in other accounts payable                                 471              1,734
    Increase in accrued severance pay, net                              46                119
    Other                                                               50                  9
                                                                  --------           --------

Net cash used in operating activities                               (1,664)              (982)
                                                                  --------           --------

Cash flows used in investing activities:

  Purchase of property and equipment                                  (213)            (1,337)
  Purchase of long-term investments                                   --              (25,985)
  Purchase of other assets                                            --                 (112)
  Purchase of marketable securities                                   --              (29,188)
  Proceeds from sale of short-term deposits                           --                  888
  Payment for acquisition of consolidated subsidiary (1)              --                 (507)
                                                                  --------           --------

Net cash used in investing activities                             $   (213)          $(56,241)
                                                                  --------           --------



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    -------------------------------------
                                                                                         1999                 2000
                                                                                    ----------------     ----------------
                                                                                                 UNAUDITED
                                                                                    -------------------------------------
Cash flows from financing activities:

  Short-term bank credit, net                                                         $        -           $     (24)
  Proceeds from issuance of shares, net                                                   3,676               75,948
  Proceeds from convertible shareholders' loan and exercise
    of stock options                                                                          -                  304
  Repayment of long-term debt                                                               (12)                (251)
                                                                                    ----------------     ----------------

Net cash provided by financing activities                                                 3,664               75,977
                                                                                    ----------------     ----------------

Increase in cash and cash equivalents                                                     1,787               18,754
Cash and cash equivalents at the beginning of the period                                    844                6,693
                                                                                    ----------------     ----------------

Cash and cash equivalents at the end of the period                                    $   2,631            $  25,447
                                                                                    ================     ================

(1)      Payment for acquisition of subsidiary:
         In February 2000, the Company acquired all of the outstanding shares of Knight Fisk Software Ltd. The net fair value of the assets acquired and liabilities assumed, at the date of acquisition as follows:

           Working capital                                                                                 $      (8)
           Fixed assets                                                                                           41
           Long-term loans and other                                                                             (45)
           Goodwill                                                                                              718
                                                                                                         ----------------

                                                                                                                 706
           Options granted                                                                                      (199)
                                                                                                         ----------------

                                                                                                           $     507
                                                                                                         ================
(2)      Supplemental disclosure of cash flows information:

         Cash paid during the period for:
           Interest                                                                   $      16            $       1
                                                                                    ================     ================

           Unrealized holding losses on available-for-sale securities                 $       -            $      43
                                                                                    ================     ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1:       BASIS OF PRESENTATION

              The condensed consolidated financial statements have been prepared by Precise Software Solutions Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries (collectively, the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2000 and the operating results and cash flows for the three and nine months ended September 30, 2000 and 1999, these financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Registration Statement on Form F-1 filed with the Securities and Exchange Commission.

              The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2000.

NOTE 2:       ACQUISITION OF KNIGHT FISK SOFTWARE LTD.

              In February 2000, in consideration of $706 thousand, the Company acquired all the outstanding shares of Knight Fisk Software Ltd. ("Knight Fisk"), a U.K. - based company and the distributor of the Company's products in the United Kingdom. Knight Fisk subsequently changed its name to Precise Software Solutions UK Ltd. ("Precise UK"). The purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. The acquisition was accounted under the purchase method. The excess of the purchase price was allocated to goodwill.

              PRO FORMA FINANCIAL INFORMATION:

              The operations of Precise UK are included in the Company's consolidated operating results from February 1, 2000. The following unaudited pro forma information presents the results of operations for the Company and Precise UK for the nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999, as if the acquisition had been consummated as of January 1, 2000 and January 1, 1999, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

                                                                YEAR ENDED                  NINE MONTHS ENDED
                                                               DECEMBER 31,                   SEPTEMBER 30,
                                                                                   -------------------------------------
                                                                   1999                 1999                 2000
                                                             -----------------     ----------------    -----------------
                                                                                                UNAUDITED
                                                                                   -------------------------------------

              Total revenues                                     $  12,100              $  8,201           $  18,108
                                                             =================     ================    =================

              Net loss                                           $  (3,027)             $ (1,788)          $  (7,099)
                                                             =================     ================    =================

              Basic and diluted net loss per share               $   (0.92)             $  (0.54)          $   (0.75)
                                                             =================     ================    =================

                                      -10-

NOTE 3:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A.     CASH, CASH EQUIVALENTS AND SHORT-TERM DEPOSITS:

                     The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents, as well as short-term deposits with maturities of more than three months but less than one year.

              B.     LONG-TERM INVESTMENTS AND MARKETABLE SECURITIES:

                     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2000, all securities covered by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of income.

              C.     OTHER ASSETS:

                     Licensing rights and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over their estimated useful life, which is four to ten years.

              D.     REVENUE RECOGNITION:

                     Revenues from software sales are recognized in accordance with SOP 97-2, as amended. License revenues are comprised of perpetual license fees which are derived from contracts with end-customers, and an original equipment manufacturer ("OEM"). The Company and its subsidiaries generally do not grant rights of return. When right of return exists, the Company and its subsidiaries defer the revenues until such right expires. The Company is entitled to royalties from the OEM upon the sublicensing of the Company's products to end users. Royalties due from this OEM are recognized when such royalties are reported to the Company upon the sublicensing of the products by the OEM. License revenues from sales to distributors, and end-customers are recognized upon delivery of the software when collection is probable; all license payments are due within one year; the license fee is otherwise fixed or determinable; vendor-specific objective evidence exists and persuasive evidence of an arrangement exists.

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

                     Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement in accordance with the "Residual Method" prescribed by SOP 98-9. The Company's VSOE used to allocate the sales price to training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements other than those accounted for using long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied.

              E.     BASIC AND DILUTED NET LOSS PER SHARE:

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

                     All convertible Preferred shares, outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per ordinary share because all of these securities are anti-dilutive for all periods presented.

                     Basic and diluted pro forma net loss per shares, as presented in the statements of operations, has been calculated as described above and also gives effect to the automatic conversion of the convertible preferred shares into ordinary shares using the as if-converted method.

                     The following table presents the calculation of unaudited pro forma basic and diluted net loss per share (in thousands, except share and per share data):

                                                                    THREE MONTHS                      NINE MONTHS
                                                           --------------------------------  -------------------------------
                                                                                ENDED SEPTEMBER 30,
                                                           -----------------------------------------------------------------
                                                                1999            2000              1999            2000
                                                           ---------------   --------------  --------------   --------------
                                                                                     UNAUDITED
                                                           -----------------------------------------------------------------
                     Net loss                                $     (405)       $  (1,091)      $  (1,654)       $  (7,177)
                                                           ===============   ==============  ==============   ==============
                     Pro forma:
                       Shares used in computing basic
                     and diluted net loss per share           3,298,766       21,571,225       3,298,766        9,450,703
                       Effect of assumed conversion of
                     convertible preferred shares             7,118,922                -       7,118,922        7,952,544
                                                           ---------------   --------------  --------------   --------------
                       Shares used in computing pro
                     forma basic and diluted net loss
                     per share                               10,417,688       21,571,225      10,417,688       17,403,247
                                                           ===============   ==============  ==============   ==============

                     Pro forma basic and diluted net
                     loss per share                          $    (0.04)       $   (0.05)      $   (0.16)       $   (0.41)
                                                           ===============   ==============  ==============   ==============

              F.     SHAREHOLDERS' EQUITY:

                     1.    Automatic Conversion Upon IPO:

                            All preferred shares were automatically converted into ordinary shares at the time of the Company's Initial Public Offering ("IPO), which took place in July 2000. Since then, the ordinary shares have been traded on NASDAQ National Market in the United States.

                     2.    Reverse Split:

                            All share and per share data included in these financial statements have been retroactively adjusted to reflect a two-for-three reverse split as approved by the Company's shareholders on April 12, 2000.

                     3.    Stock options plans:

                            The following table summarized information about stock options outstanding as of September 30, 2000:

                                                                                   WEIGHTED AVERAGE
                                                             NUMBER OF OPTIONS      EXERCISE PRICE
                                                             ------------------    ------------------
                     Outstanding at December 31, 1999             3,681,044           $    1.04
                     Granted                                      1,997,216           $   12.64
                     Exercised                                     (123,828)          $    0.81
                     Forfeited                                     (107,172)          $    1.61
                                                             ------------------    ------------------

                     Outstanding at September 30, 2000            5,447,260           $    5.29
                                                             ==================    ==================

              G.     SEGMENT, CUSTOMERS AND GEOGRAPHIC INFORMATION:

                     1. Summary information about geographical areas (in thousands):

                            The Company operates in one industry segment, the development and marketing of performance software products. Operations in Israel include research and development, selling and marketing. Operations in the United States and in the United Kingdom include selling and marketing. The following is a summary of operations within geographic areas based on customer's location.

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -----------------------------  -------------------------------
                                                                     1999           2000           1999             2000
                                                                -------------   -------------  --------------  ---------------
                                                                                          UNAUDITED
                                                                --------------------------------------------------------------
                           Revenues from sales to unaffiliated
                             customers:
                             U.S.A.                               $   1,977        $  4,863       $  4,786       $  12,216
                             North and South America
                               (except U.S.A)                           200             630            490             879
                             Japan                                       46             188            183             621
                             Far East (except Japan)                    236             316            409             585
                             Europe and others                          610           1,642          1,900           3,625
                                                                -------------   -------------  --------------  ---------------

                                                                   $  3,069        $  7,639       $  7,768       $  17,926
                                                                =============   =============  ==============  ===============


                                                                                                       SEPTEMBER 30,
                                                                                DECEMBER 31,   -------------------------------
                                                                                    1999             1999             2000
                                                                                -------------  -------------   ---------------
                                                                                                         UNAUDITED
                                                                                               -------------------------------
                           Long-lived assets, by geographic region:
                             Israel                                                $   477        $    451       $     825
                             United States                                             495             460           1,080
                             United Kingdom                                              -               -              89
                                                                                -------------  -------------   ---------------

                                                                                   $   972        $    911       $   1,994
                                                                                =============  =============   ===============


                     2.     Major customer data as a percentage of total revenues:

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -----------------------------    ------------------------------
                                                                     1999            2000            1999             2000
                                                                --------------  -------------    -------------    -------------
                                                                                          UNAUDITED
                                                                ---------------------------------------------------------------

                            Customer A                              5.6%            3.7%            15.2%             5.2%
                            Customer B                              1.5%            1.8%             2.4%             3.1%
                            Customer C                               -             27.6%             0.7%            26.2%


              H.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1999 and its amendments, statements 137 and 138, in June 1999 and June 2000, respectively. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

                     In March 2000, the Financial Accounting Statement Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 ("FIN 44"). The Interpretation clarifies guidance for certain issues that arose in application APB Opinion No. 25, "Accounting to Stock Issued to Employees". The Interpretation applies to all fiscal quarters of all fiscal years beginning after July 1, 2000. The Company does not expect a material impact of FIN 44 on the Company's consolidated balance sheets or results of operations.

                     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company does not expect a material impact of SAB 101 on the Company's consolidated balance sheets or result of operations.

              I.     SUBSEQUENT EVENTS (UNAUDITED):

                     1. In October 2000, the Company entered into an agreement to acquire Savant Corporation (Savant). The acquisition will expand the breadth and depth of Precise's performance solutions allowing its customers to improve business performance. The consummation of the acquisition is subject to regulatory approval and customary closing conditions. The total purchase price payable consists of $2.5 million in cash and 512,455 ordinary shares. In addition, Savant's shareholders will have the right to receive additional ordinary shares based on the achievement of certain post acquisition revenue performance targets. The Company has incurred approximately $300 thousand in expenses related to the acquisition.

                            The acquisition of Savant will be accounted for as a purchase, with the result of Savant's operations included in the Company's results of operations from the date of acquisition. The following unaudited pro forma information presents the results of operations for the Company and Savant for the nine months ended September 30, 1999 and 2000 as if the acquisition had been consummated as of January 1, 1999 and January 1, 2000, respectively (in thousands, except per share amounts, unaudited):

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                  ------------------------------
                                                       1999             2000
                                                  -------------    -------------
                            Revenue                $    10,460       $   20,504
                            Net loss               $     3,921       $    9,151
                            Basic and diluted
                               net loss per share  $      1.03       $     0.92

                            The undaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

                     2. On October 30, 2000, the Company filed a registration statement with the Securities and Exchange Commission for a follow-on offering in which 2,594,085 ordinary shares are being offered for sale by the Company and 1,755,915 ordinary shares are being offered by selling shareholders. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

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

         In October 2000, Precise entered into an agreement to acquire Savant Corporation. The acquisition will expand the breadth and depth of Precise's performance solutions allowing its customers to improve business performance. The consummation of the acquisition is subject to regulatory approval and customary closing conditions. The total purchase price payable consists of $ 2.5 million in cash and 512,455 ordinary shares. In addition, Savant Corporation's shareholders will have the right to receive additional ordinary shares based on the achievement of certain post-acquisition revenue performance targets.

REVENUES

         We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $7.6 million for the three months ended September 30, 2000 and $3.1 million for the comparable quarter of 1999, representing an increase of $4.5 million, or 145%, and were $17.9 million for the nine months ended September 30, 2000 and $7.8 million for the comparable period of 1999, representing an increase of $10.1 million, or 130%.

         Revenues from sales of software licenses were $6.4 million for the three months ended September 30, 2000 and $2.6 million for comparable quarter of 1999, representing an increase of $3.8 million, or 146%, and were $14.9 million for the nine months ended September 30, 2000 and $6.6 million for the comparable period of 1999, representing an increase of $8.3 million, or 125%. The increase in software license revenues during these periods are attributable to the expansion of our direct sales force and indirect sales channels, and recurring sales to our installed customer base.

         Revenues from services were $1.2 million for the three months ended September 30, 2000 and $0.5 million for the comparable quarter of 1999, representing an increase of $0.7 million, or 140% and were $3 million for the nine months ended September 30, 2000 and $1.2 million for the comparable period of 1999, representing an increase of $1.8 million, or 150%. The increase in service revenues during these periods are attributable to sales from our recently established professional service department, additional maintenance agreements resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers.

COST OF REVENUES

         Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $0.6 million for the three months ended September 30, 2000 and $0.4 million for the comparable quarter of 1999, representing an increase of $0.2 million, or 50%, and were $1.7 million for the nine months ended September 30, 2000 and $0.9 million for the comparable period of 1999, representing an increase of $0.8 million, or 89%. Cost of revenues as a percentage of total revenues was 8% for the three months ended September 30, 2000 and 13% for the comparable quarter of 1999 and was 10% for the nine months ended September 30, 2000 and 12% for the comparable period of 1999.

         Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $187,000 for the three months ended September 30, 2000 and $202,000 for the comparable quarter of 1999, representing a decrease of $15,000, or 7%. The decrease is due to a decrease in royalties accrued in connection with royalty-bearing marketing grants, as these grants were fully expensed. We anticipate that royalty expenses relating to research and development royalty bearing grants received will decline commencing the first quarter of 2001. Cost of software license revenue was $0.5 million for both the nine months ended September 30, 2000 and for the comparable period of 1999. Cost of software license revenues as a percentage of total software license revenues was 3% for the three months ended September 30, 2000 and 8% for the comparable quarter in 1999, and was 3% for the nine months ended September 30, 2000 and 8% for the comparable period of 1999.

         Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $0.4 million for the three months ended September 30, 2000 and $0.2 million for the comparable quarter of 1999, representing an increase of $0.2 million, or 100%, and was $1.2 million for the nine months ended September 30, 2000 and $0.4 million for the comparable period of 1999 representing an increase of $0.8 million or 200%. Cost of service revenues as a percentage of service revenues was 33% in the three months ended September 30, 2000 and 40% in the comparable quarter of 1999, and was 40% in the nine months ended September 30, 2000 and 33% in the comparable period of 1999. The increases are due to costs related to our professional services personnel who were hired during the later half of 1999

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $1.4 million for the three months ended September 30, 2000 and $0.7 million for the comparable period of 1999, representing an increase of $0.7 million, or 100%, and were $3.4 million for the nine months ended September 30, 2000 and $2.1 million for the comparable period of 1999 representing an increase of $1.3 million, or 62%. The increases were primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite. Research and development expenses as a percentage of total revenues were 18% in the three months ended September 30, 2000 and 23% in the comparable quarter of 1999, and were 19% for the nine months ended September 30, 2000 and 27% for the comparable period of 1999. We expect the amount of research and development expenses to increase as we extend the functionality and development of our software and as we hire additional personnel.

SALES AND MARKETING

         Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $5.5 million for the three months ended September 30, 2000 and $2.0 million for the comparable quarter of 1999, representing an increase of $3.5 million, or 175%, and were $13.8 million in the nine months ended September 30, 2000 and $5.1 million in the comparable period of 1999, representing an increase of $8.7 million, or 171%. These increases are attributable to the additional commission expenses from the increase in software license revenues, increased travel expenditures, and an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force. Sales and marketing expenses as a percentage of total revenues were 72% for the three months ended September 30, 2000 and 65% for the comparable period of 1999, and were 77% for the nine months ended September 30, 2000 and 65% for the comparable period of 1999. We expect the amount of sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.3 million for the three months ended September 30, 2000 and $0.4 million for the comparable quarter of 1999, representing an increase of $0.9 million, or 225%, and were $2.6 million for the nine months ended September 30, 2000 and $1.1 million for the comparable period of 1999, representing an increase of $1.5 million, or 136%. These increases are attributable to the increased personnel in our finance department and the increase in professional fees. General and administrative expenses as a percentage of total revenues were 17% for the three months ended September 30, 2000 and 13% for the comparable quarter in 1999, and were 15% for the nine months ended September 30, 2000 and 14% for the comparable period of 1999. We expect the amount of general and administrative expenses to increase for the foreseeable future as we expand our administrative staff and continue to incur expenses associated with being a public company, including the costs of annual and periodic reporting and investor relations programs.

AMORTIZATION OF STOCK-BASED COMPENSATION

         Our stock-based compensation expenses increased from $23,000 for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000, and from $95,000 for the nine months ended September 30, 1999 to $5.0 million in the comparable period in 2000 due to additional amortization of deferred compensation recorded on stock options granted prior to our initial public offering during the three months and the nine months ended September 30, 2000. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. We had $3.9 million of deferred compensation at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have funded our operations primarily through the sale of our equity securities, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. Through September 30, 2000, our sales of securities resulted in net proceeds of approximately $110 million. As of September 30, 2000, our principal source of liquidity was $54.6 million of cash and cash equivalents and short-term investments. As of September 30, 2000, our accumulated net deficit was $23.6 million.

         Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was $1 million and $ 1.7 million, respectively. Net cash used in operating activities in the nine months ended September 30, 2000 was primarily the result of net losses and increase in trade receivables that were offset in part by the increase in accounts payable and amortization of deferred stock compensation. Net cash used in operating activities in the nine months ended September 30, 1999 was primarily the result of net losses and the increase in trade receivables that was in part offset by the increase of trade payables.

         Net cash used in investing activities was $56.2 million and $0.2 million in the nine months ended September 30, 2000 and 1999, respectively. Investing activities in the nine months ended September 30, 2000 consisted of capital expenditures, purchases of short-term and long-term investments and the payment for the acquisition of Knight Fisk. Investing activities in the nine months ended September 30, 1999 consisted of capital expenditures.

         Net cash provided by financing activities was $76 million, and $3.7 million in the nine months ended September 2000 and 1999, respectively. Net cash provided by financing activities in the nine months ended September 30, 2000 resulted primarily from the net proceeds of our initial public offering in July 2000. Cash provided by financing activities in the nine months ended September 30, 1999 resulted primarily from proceeds from private placements of our securities.

         We believe that the net proceeds to Precise from the offering, together with our existing cash equivalents, and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have available sufficient cash to finance our operations, we may be required to obtain debt or equity financing. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms or at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of Precise and Precise's acquisition of Savant. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size, timing and recognition of revenue from major customers; the status of Precise's continuing relationship with Oracle; the continued development of the market for Oracle databases and related applications software; market acceptance of new product offerings and Precise's ability to predict and respond to market developments; the completion of Precise's acquisition of Savant and the integration and further development of Savant's products; the failure to keep pace with the rapidly changing requirements of its customers; Precise's ability to attract and retain key personnel; the development and expansion of Precise's direct sales force; risks associated with management of growth, including integration of Savant; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in Israel and Precise's international markets; as well as risks of downturns in economic conditions generally, and in the information technology and software industries specifically, and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's Registration Statement on Form F-1 on file with the Securities and Exchange Commission.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates.

          Our investment portfolio includes debt instruments that are United States government obligations. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. We do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations. We do, however, incur a portion of our expenditures in foreign currencies, such as NIS and British pound sterling, that could cause our results of operations to fluctuate.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Precise is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following options, granted pursuant to the Company's option plans, were exercised during the period covered by this report: on July 5, 2000, options to purchase 8,333 ordinary shares were exercised; on July 13, 2000, options to purchase 751 ordinary shares were exercised; on July 26, 2000, options to purchase 25,000 ordinary shares were exercised; on August 17, 2000, options to purchase 23,243 ordinary shares were exercised; and on September 11, 2000, options to purchase 1,333 ordinary shares were exercised.

         On June 29, 2000, we commenced an initial public offering of 4,250,000 ordinary shares, 0.03 NIS par value per share, pursuant to a final prospectus dated June 29, 2000. The prospectus was contained in the Company's registration statement on Form F-1, (SEC File No. 333-11992), covering 4,250,000 ordinary shares plus an additional 637,500 ordinary shares to cover over-allotments by the underwriters. The registration statement was declared effective by the Securities and Exchange Commission on June 29, 2000. The offering closed on July 6, 2000 and the aggregate offering price to the public was $68.0 million. The over-allotment closed on July 13, 2000 and the aggregate over-allotment price to the public was $10.2 million. The aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the ordinary shares of sold in the offering were approximately $7.1 million, including approximately $5.5 million in underwriting discounts and $1.6 million in other expenses. Proceeds to Precise, after deduction of expenses, was $71.1 million. None of the expenses incurred by Precise in connection with the offering represented payments, direct or indirect, to directors, officers, persons owning 10% or more of the equity securities of Precise, or affiliates of Precise. Merrill Lynch & Co., CIBC World Markets and Wit SoundView acted as underwriters for the initial public offering. The primary purposes of the initial public offering were to obtain additional capital, create a public market for Precise's common stock, provide liquidity to existing stockholders and optionholders, create a currency for future acquisitions and facilitate future access to public markets. A total of $208,000 of the proceeds were used to retire indebtedness of Precise, and the remainder of proceeds are intended to be used for working capital and general corporate purposes.

         Other than our initial public offering, all such issuances of securities of Precise during the quarter ending September 30, 2000 were made in reliance on Section 4(2), Rule 701 and/or Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.1      Financial Data Schedule (EDGAR filing only)

         Precise did not file any current reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRECISE SOFTWARE SOLUTIONS LTD.


Date    11/14/00           By  /s/ Shimon Alon
     --------------------     --------------------------------------------------
                              Shimon Alon, Chief Executive Officer and President


Date    11/14/00           By /s/ J. Benjamin H. Nye
     --------------------    ---------------------------------------------------
                             J. Benjamin H. Nye, Chief Financial Officer


Date    11/14/00           By /s/ Dror Elkayam
     --------------------    ---------------------------------------------------
                             Dror Elkayam, Chief Accounting Officer