Form 10-K
period 2000-12-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2001-03-21
CIK 1111553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                        Commission File Number 000-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
                         -------------------------------
             (Exact Name of registrant as specified in its charter)

                   ISRAEL                                  Not Applicable
                   ------                                  --------------
        (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification
                                                              Number)

        1 Hashikma Street
           P.O. Box 88
          Savyon, Israel                                      56518
          --------------                                      -----
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: 972 (3) 635-2566

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                  Ordinary Shares, Par Value 0.03 NIS per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 14, 2001, was approximately $370 million (based on the closing price of the registrant's Ordinary Shares on March 14, 2001, of $14.69 per share).

    The number of the registrant's Ordinary Shares outstanding as of March 14, 2001 was 26,011,761.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Report.
================================================================================

                         PRECISE SOFTWARE SOLUTIONS LTD.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------

PART I

Item 1.       Business................................................................................1
Item 2.       Properties..............................................................................7
Item 3.       Legal Proceedings.......................................................................7
Item 4.       Submission of Matters to a Vote of Security Holders.....................................7

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...................9
Item 6.       Selected Consolidated Financial Data...................................................11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of             12
              Operations...............................................................................
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.............................29
Item 8.       Financial Statements and Supplementary Data............................................29
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial              29
              Disclosure...............................................................................

PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................30
Item 11.      Executive Compensation.................................................................30
Item 12.      Security Ownership of Certain Beneficial Owners and Management of Precise..............30
Item 13.      Certain Relationships and Related Transactions.........................................30

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K........................30

Index to Consolidated Financial Statements..........................................................F-1

SIGNATURES.........................................................................................II-1


INDEX TO EXHIBITS..................................................................................II-2

                                     PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Precise makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1.  BUSINESS
                                    BUSINESS

OVERVIEW

    Precise Software Solutions Ltd. is a provider of software that assists organizations in monitoring and optimizing the performance of their Information Technology infrastructure. This IT infrastructure consists of networks, operating systems, servers, applications, databases and storage devices that help manage traditional and electronic business activities. Our software allows an organization to continuously monitor its infrastructure performance and be alerted when performance parameters exceed user-established thresholds. When our software detects a performance problem, it also provides technology support personnel with a thorough set of diagnostic data that pinpoints the specific cause of performance degradation and offers suggested alternatives to alleviate the problem. Our software serves businesses that rely on traditional enterprise applications to cut costs and improve efficiencies, as well as those that have implemented e-business applications to generate revenues. Whether seeking to cut costs or increase revenues, businesses have become increasingly reliant on the proper functioning of their Information Technology infrastructure and our software assists them in achieving this goal.

    We were incorporated in 1990. Our U.S. subsidiary is located at 690 Canton Street, Westwood, Massachusetts 02090, and our telephone number is (781) 461-0700. Our Israeli office is located at 1 Hashikma Street, Savyon, Israel 56518, and our telephone number is 972 (3) 635-2566. Our Web site is located at www.precise.com, and information contained on it does not constitute part of this Annual Report on Form 10-K. The terms "Precise," "we," "us" and "our" as used in this Annual Report on Form 10-K refer to Precise Software Solutions Ltd. and its subsidiaries as a combined entity, except where it is made clear that such term means only the parent company.

INDUSTRY BACKGROUND

    Global competitive pressures are driving businesses to continuously seek new and better ways to develop, market and maintain their products and services, as well as attract, serve and retain their customers. To enhance their competitiveness, organizations are using Information Technology to achieve competitive advantages and to serve business objectives. In particular, an organization's Information Technology infrastructure, which consists of networks, operating systems, servers, applications, databases and storage devices, must proactively support emerging e-business initiatives. E-business occurs when employees, customers, partners and vendors share information and conduct business electronically. With the emergence of e-business, this infrastructure is no longer just a cost center, but has become a means by which an organization can increase operational and cost efficiencies and drive revenue generation. The scope of e-business transactions is significant, ranging from electronic bill presentment and payment transactions (a method of increasing efficiencies) to connecting a best buyer to a seller in auction transactions (a means for generating revenue) or through supply chain management.

    E-business affects all layers of the Information Technology infrastructure and all types of organizations. Enterprise Resource Planning, or ERP, applications have been the means through which an organization controls, manages and expands its business operations and achieves commonality of data and process. Historically, organizations used ERP applications only for internal transactions, such as retrieving records from a human resources database. With the increasing adoption of e-business initiatives, however, organizations are extending the use of ERP applications over the Internet to include external users and to effect data exchange and e-commerce transactions. Not only are traditional companies embracing these e-business activities by migrating their businesses to the Web, but whole new categories of companies are emerging to take advantage of these opportunities, including application service providers and management service providers.

    To enable and support e-business activities, a complex and layered Information Technology infrastructure of technologies and services has evolved. As technical and operational complexities have increased, so have user demands for efficiency and performance. An organization must provide hundreds and thousands of users with uninterrupted access to all of its systems, applications and information sources. For example, organizations that are selling their products online are accountable to their customers who can easily switch to a competitor's Web site if they find a site is unavailable or performing poorly. In addition, a rapidly growing database makes it difficult for decision makers throughout the extended enterprise to acquire critical information that helps them to make both strategic and tactical business decisions on a timely basis.

    The management of this heterogeneous, distributed and rapidly-changing Information Technology environment, which is supporting continuously increasing transaction and data volumes, has become much more challenging. Efficient management of the Information Technology infrastructure involves addressing the needs and problems of all constituencies across the extended enterprise. Each class of user has different performance requirements and defines, and refers to, its own performance metrics and problems differently. As a result, technology support personnel are faced with the ongoing challenge of reconciling these disparate needs and problems before they can optimize performance across the entire infrastructure. Equally challenging is the need to manage this infrastructure without employing techniques or technologies that consume additional resources and create further burdens on it. In addition, infrastructure performance must align with business priorities so that, for example, critical revenue-generating applications, such as completing an online sale, are processed prior to non-revenue generating applications, such as posting data to an organization's accounting system. Finally, management of the infrastructure has become increasingly challenging for an organization due to the increasing cost to hire and retain the necessary personnel to manage it and the general shortage of qualified technology professionals.

    There are a number of ways that technology support personnel have tried to tackle the myriad of management issues they face. Technology support personnel frequently use internally developed software to enhance the performance of their Information Technology infrastructures. This customized software is often costly, inflexible and limited in functionality. Organizations have also turned to products provided by third party vendors to assist them in this management effort. Although these products can assist in locating certain problems, they often are costly and time consuming to deploy, unable to pinpoint the specific cause of the problem and fail to show the impact of this problem on other areas of the infrastructure. Importantly, many of these software products consume additional database resources by employing technology that can monitor only by connecting to the database, and in so doing, often exacerbating the cause of a service problem. Since they consume resources through the monitoring process, these software products frequently are limited in the speed and number of transactions they can capture and they contribute to greater resource consumption in proportion to the number of users and technology support personnel involved. In addition, these software products often do not provide suggested solutions, or suggest a wrong or incomplete solution. Finally, these products do not proactively monitor the infrastructure in order to avoid problems before performance is impacted.

    Our software solutions provide an integrated end-to-end, correlated view of infrastructure performance and identify the interrelationships among the different components of a customer's IT infrastructure - applications, network, operating systems, servers, databases and storage devices. By monitoring and analyzing the overall performance of the IT infrastructure - from URL to SQL - they pinpoint the root causes of performance degradation quickly and proactively and determine their impacts on the entire IT infrastructure - before they affect end-users. By identifying trends and deviations, and translating diverse performance data into a common language, our solutions bridge the gap between technology and business to facilitate performance optimization and strategic planning. We call these solutions Precise/i3TM: Insight, Indepth and Inform. Insight products contain our end-to-end technology; Indepth our drill-down technology; and Inform our communications technology.

PRODUCTS

    Precise/i3 products include the following:

----------------------------------------- ----------------------------------------------------------------------------
PRODUCT                                            FUNCTIONS
----------------------------------------- ----------------------------------------------------------------------------
Precise/Insight                           Monitors the time it takes for transactions to cross a user's Information
                                          Technology infrastructure, giving the user a view of the total time and the time spent in each technology component, and measures the efficiency of a business transaction. This software collects response times, regardless of the database, Oracle-based or otherwise, and is compatible with our other products that provide the user with detailed information on performance metrics within specific components of the user's Information
                                          Technology environment.
----------------------------------------- ----------------------------------------------------------------------------
Precise/SQL                               Monitors, analyzes and helps tune Oracle-based applications and databases to ensure that those applications perform at peak efficiency. After being alerted to a performance issue, the software assists the user in identifying the specific causes of slow performance. The product permits users to view the access path that the database has chosen for a query from an application, automatically generates Structured Query Language, or
                                          SQL, statements that will access the database in a different manner and projects the performance improvement if the change is made. In addition, the software can simulate the result of a change in the way the database is organized and provide a full cross-reference between database objects and the statements that access them. Through an internal data warehouse that we call the Precise Performance Warehouse, Precise/SQL supports long-term analysis and proactive management by providing historical performance information.
----------------------------------------- ----------------------------------------------------------------------------
Precise/Interpoint                        Works as an add-on product to Precise/SQL to optimize Oracle-based ERP application performance by monitoring and helping tune the ERP application. By tracing a query from the ERP application back to the person or software that made the request, Precise/Interpoint provides valuable information to the ERP manager concerning the source of performance issues. The ERP manager can then implement changes suggested by Precise/SQL or other changes to the ERP application to improve performance.
----------------------------------------- ----------------------------------------------------------------------------
Precise/Diagnostic Center                 Provides visual indicators to quickly diagnose the performance of an enterprise database environment.  The software solution detects abnormal performance events and signals the administrator via a real-time visual dashboard.  Intelligent display objects provide the entry point for drill down analysis and root cause investigation.  By providing "at a glance"
                                          performance management, administrators see more information, more timely, with more comprehension, minimizing the time to detect and correct performance degradation.  This product was formerly marketed as Savant
                                          Diagnostic Center.
----------------------------------------- ----------------------------------------------------------------------------
Precise/Pulse!                            Monitors performance metrics, triggering alerts and/or tuning activity when user-defined performance thresholds or baselines are exceeded. Once an alert is triggered, the user can use other Precise products to locate and fix the specific problem. This product is compatible with leading monitoring products provided by other software vendors.
----------------------------------------- ----------------------------------------------------------------------------
Precise/Foresight                         A web based performance infrastructure management solution, released in the first quarter of 2001, that brings the power of Precise's correlated performance data to the IT executive via powerful trend and exception reports. Built-in expert analysis and enterprise wide performance metrics provide the IT team with the information they need to keep their systems running at top speed on a 24 by 7 basis.
----------------------------------------- ----------------------------------------------------------------------------
Precise/Presto for EMC                    Extends functionality of Precise/SQL by showing the performance of a storage device as it is affected by the application software's request for data. Precise/Presto for EMC provides a consistent view of the data when viewed from either the database or the storage. This product is marketed and sold by EMC as DB Tuner.
----------------------------------------- ----------------------------------------------------------------------------

    We plan to introduce an advanced suite of performance management solutions targeted at specific market and business segments to answer the call for business-focused solutions. The flexibility of multi-tier architectures has increased the complexity of managing the performance of business applications. We hope to simplify the task of performance improvement by providing an integrated and correlated suite of products.

    Despite our intentions, there can be no assurance that any products currently under development, including those scheduled for near-term general availability, or product integration efforts will be successfully completed or made generally available on dates expected by us, or that when introduced, the products will be free of defects or achieve market success. Our failure to timely introduce or integrate products or release of products with defects could negatively impact our revenue growth and operating results.

    The software industry is characterized by rapid technological changes and is highly competitive with respect to timely product innovation. In order to maintain the usefulness of our products and their compatibility with modified and new hardware and software, we must sometimes modify and enhance our products and incur substantial associated expenses. From time to time, systems vendors modify existing, or introduce new, hardware, operating system, and other system software. We must then adapt our products to accommodate such changes. To date, we have been able to adapt our products to such changes; however, there can be no guarantee that we will be able to continue to do so. Our failure to do so would negatively impact our revenue growth and operating results.

SALES AND MARKETING

    We sell our software through direct sales, indirect channels, international resellers and strategic relationships. To date, we have licensed our software to over 1200 customers worldwide including licenses by our acquired subsidiaries and through our distributors and strategic relationships. Our North American sales organization is headquartered in Westwood, Massachusetts. We have additional sales offices in the U.S. metropolitan areas of Atlanta, Bethesda, Chicago, Costa Mesa, Dallas, Denver, New York and San Francisco and in Ottawa and Toronto, Canada. Our international sales organization is based in metropolitan Tel Aviv, Israel, and we have additional sales offices in Australia, France, Germany, Benelux, and the United Kingdom.

    DIRECT SALES. The sales team for each territory is comprised of a sales manager, in-house account manager and systems engineer. The sales team for each customer is responsible for qualifying leads, understanding the customer's problem, providing the appropriate product information, and building and maintaining relationships with personnel who have purchasing responsibility in the customer's organization. Strategically, we use our direct sales force to generate repeat sales from our installed customer base, negotiate site licenses, sell products and our professional services, and introduce and gain immediate feedback on our new products. Our sales cycle varies substantially from customer to customer. When a prospect or an existing customer evaluates one of our performance products for multiple departments or servers, the sales cycle typically ranges from one to four months.

    INDIRECT SALES. Our Precise Premier Partner Program is designed to attract vendors that can establish new channels for our products in North and South America. These vendors include application software vendors, system integrators, and value-added resellers who market our products in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru, the Unites States, Venezuela, and the West Indies. The valued-added products and services of these vendors combine with our products to deliver more complete products to our customers. Outside of North and South America, we sell our products though resellers that report to our metropolitan Tel Aviv office. These resellers market our products in Austria, China, Czech Republic, Denmark, Finland, Hungary, Iceland, India, Israel, Italy, Japan, Korea, Norway, Poland, Singapore, South Africa, Sweden, Switzerland, and Taiwan.

    STRATEGIC RELATIONSHIPS. We currently have a strategic relationship established in March 1999 with one OEM, EMC Corporation, which began selling our products in the fourth quarter of 1999. EMC markets an exclusive bundled version of our Precise/SQL and Precise/Presto for EMC software, called Database (DB) Tuner, to its customers for use solely with EMC's storage products. Under the terms of our agreement with EMC, they pay us a fee on the sales of these products to end users. The term of our agreement is five years and can be extended for one-year periods but may be earlier terminated in the event of a breach by either party. Our relationship with EMC affords us opportunities to sell our products into the EMC operating environment. Revenue from EMC in 2000 represented more than 10% of our total revenues.

    We also currently have a strategic relationship with Amdocs, a provider of information systems solutions to telecommunications companies, to sell Precise/SQL along with the Amdocs product offering. Under the terms of our agreement, Amdocs pays us license and maintenance fees on the sale of these products to end customers. This agreement expires in June 2001, but automatically renews for additional one-year terms unless either Precise or Amdocs notifies the other 30 days in advance of its desire to terminate the agreement.

    MARKETING ACTIVITIES. We undertake various marketing activities to generate leads for our sales efforts and to enhance market awareness of our software and services. Our marketing activities include company-sponsored seminars, and print and electronic advertisements. We also seek to increase market awareness of our software and services by working with industry analysts, Oracle user groups, and the trade press to communicate our successful product implementations. We also engage in targeted marketing through direct-mail lists and participation in trade shows and speaking engagements. Our software trial program, which generally runs for a seven day period and covers most of our products, allows us to demonstrate our technology to potential customers.

PROFESSIONAL SERVICES

     We also provide professional services that deliver the technological expertise our customers need to optimize the performance of their IT infrastructures. Our complete suite of professional services offerings includes remote management, performance audit and accelerator engagements, implementation services, and training.

CUSTOMER SUPPORT

    Our customer support group provides both pre- and post-sales technical support to our customers and prospects. Our base level of e-mail, Web-, fax-, and telephone-based support, which we provide during conventional business hours, includes assistance with installation, configuration and initial product setup, ongoing product support, and software maintenance and upgrade releases. For additional fees, we provide support 24 hours per day, seven days per week, throughout the year.

    We provide customer support for North and South America through our Westwood, Massachusetts office. We provide customer support in the rest of the world through our office in Israel and our network of international resellers. Our support agreements are generally 12 months in duration and are renewable at the customer's option. Support agreements are generally priced at 15% of the negotiated price of the license fee.

RESEARCH AND DEVELOPMENT

    Our research and development organization is responsible for developing new software products, enhancing core technologies, conducting product testing and quality assurance, and ensuring the compatibility of our products with hardware and software platforms. Our research and development staff is focused on delivering products that will support our product development strategy. The engineers are market oriented and maintain a close relationship with our sales personnel as well as our customers to better understand their needs.

    As of December 31, 2000, our research and development staff, based in metropolitan Tel Aviv, Israel, Bethesda, Maryland and Denver, Colorado, consisted of 66 employees. Our total expenses for research and development were $4.99 million for the year ended December 31, 2000; $2.9 million for the year ended December 31, 1999, and $2.2 million for the year ended December 31, 1998.

COMPETITION

    The market for infrastructure performance management software is rapidly evolving and intensely competitive. This market is characterized by rapid technological change, evolving industry standards and changing customer requirements. We expect competition to increase in the future. Our primary competitors are BMC Software, Quest Software and Oracle with their built-in performance management solution.

    Many of our competitors and potential competitors have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources and experience than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies.

    In addition to the competition that we may face because of the internal development efforts of our competitors, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, in turn increasing their ability to address the needs of our current or prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain market share.

    Many of our existing and potential customers evaluate on an on-going basis whether to develop their own performance management software or purchase it from outside suppliers. As a result, we must, on an on-going basis, educate existing and potential customers on the advantages of our software over internally developed performance software as well as our competitors' products.

    Our existing and potential customers have a pre-set budget for which we compete along with our competitors. We currently compete primarily on the basis of the following factors: breadth of functionality; product performance; scalability; ease of installation and use; and price.

    We believe that we currently compete favorably with respect to each of these factors. However, the performance management market is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.

PROPRIETARY RIGHTS AND LICENSING

    Our success and ability to compete are dependent on our ability to develop, maintain and protect the proprietary aspects of our technology. We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright law. We license our software to end-users under signed license agreements and under electronic (shrink-wrap) agreements that restrict the customer's use to its own operations and prohibit disclosure to third parties. The enforceability of shrink-wrap licenses is unproven in certain jurisdictions. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and assignment of invention agreements with us and by restricting access to our source code.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or products or to obtain and use information that we regard as proprietary. In addition, we sell our products throughout the world. The laws of many countries do not protect our proprietary rights to the same extent as the laws of Israel or the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any resulting litigation, even if we ultimately prevail, could result in substantial costs and diversion of resources and could adversely affect our business and operating results.

    A portion of the funding used to develop our Precise/SQL software came from grants made by the Office of Chief Scientist of the Israel Ministry of Industry and Commerce. As a result, this software may not be manufactured, nor may the technology embodied in this software, be transferred outside of Israel without appropriate governmental approvals. We currently manufacture Precise/SQL in Israel. These restrictions do not apply to the sale or export from Israel of Precise/SQL. Under the terms of the grants, we owe royalties to the Israeli government on sales of Precise/SQL until we have repaid an amount equal to 100% to 150% of the amount of the grants we received. These restrictions continue to apply to us even after we have paid the full amount of royalties. If the Office of Chief Scientist consents to the manufacture of Precise/SQL outside Israel, the regulations prescribe the payment of increased royalties, ranging from 120% to 300% of the amount of the grant, depending on the percentage of foreign manufacture.

    Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology on acceptable terms, our business and operating results would be significantly harmed.

    We integrate various third party software products as components of our software under the terms of licensing agreements which permit us to do so. To date, the integrated software components have not been related to the core elements of our software products. The terms of the license agreements are generally renewable or we believe we could license or develop alternative components at a reasonable cost if the need arose.

    Precise/SQL, Precise/Pulse! Precise/Interpoint, Precise/Presto for EMC, Precise/Foresight, Precise/i3, Precise/Diagnostic Center, Precise/Swift-e and the Precise Software Solutions logo are trademarks or service marks of Precise Software Solutions Ltd. or our U.S. based subsidiary, Precise Software Solutions, Inc. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies that are the property of their respective owners.

EMPLOYEES

    At December 31, 2000, we had a total of 261 employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

    Certain provisions of the collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Association of Israel) apply to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to pension funds, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, these provisions provide that the wages of most of our employees are automatically adjusted based on changes in the Israeli Consumer Price Index. The amount and frequency of these adjustments are modified from time to time.

    Israeli law generally requires the payment of severance pay by employers upon the retirement or death of an employee or termination of employment without due cause. Precise currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, according to the National Insurance Law, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Since January 1, 1995, these amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.5% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    For further information concerning the geographic distribution of our revenues and assets, please refer to Note 12 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

    The headquarters of our U.S. subsidiary, located in Westwood, Massachusetts, is occupied under a lease which expires in July 2004. We occupy our Israeli offices, located in metropolitan Tel Aviv, Israel, under leases that expire in August 2001 and December 2001. In addition, we have also entered into leasing arrangements for space in Australia, France, Germany, Holland and the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space should be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    SHIMON ALON has served as our Chief Executive Officer since September 1997 and as one of the Company's directors since December 1998. From September 1997 until December 2000, he also served as President. Mr. Alon served at Scitex Corporation, a supplier of digital imaging solutions for graphic communication image processing equipment, and its affiliates in varying executive management, sales, marketing, and customer support capacities from October 1982 to September 1996. From November 1995 to September 1996, Mr. Alon was Scitex

Corporation's Senior Executive Vice President of the Graphic Art Division. From May 1995 to September 1996, Mr. Alon was Scitex America Corporation's President and Chief Executive Officer. From January 1993 to May 1995, Mr. Alon served Scitex Europe Ltd. as Managing Director. Mr. Alon serves as a director of ORBIT/FR, Inc.

    ITZHAK "AKI" RATNER has served as our President since December 2000. Prior to that, he served as General Manager of our Israeli office from May 1997 to December 2000 and served as our Vice President of Research and Development from May 1997 to September 2000. Before joining Precise, Mr. Ratner served in the Israeli Air Force from August 1981 to June 1996 in various software development management positions. From February 1993 to June 1996, Mr. Ratner served in the Israeli Air Force as a lieutenant colonel in charge of client/server project development.

    J. BENJAMIN H. NYE has served as our Vice President of Finance and Chief Financial Officer since February 2000. Prior to joining Precise, Mr. Nye was a principal of Allied Capital Corporation, a publicly-traded investment fund, where he structured and oversaw private debt and equity investments in a portfolio of operating companies. From February 1993 to June 1997, Mr. Nye was a senior advisor to U.S. Treasury Secretaries Lloyd Bentsen and Robert Rubin in the U.S. Department of the Treasury.

    JOSEPH R. MCCURDY has served as Executive Vice President of Business Operations since January 2001. He is responsible for managing our distribution channels - both direct sales and alliance partnerships. Prior to joining Precise, from October 1999 to April 2000, Mr. McCurdy served as the President and Chief Executive Officer of Tempest Software, Inc. From September 1991 to June 1999, Mr. McCurdy served as Vice President at Boole & Babbage (acquired by BMC Software) where he was responsible for sales and field support in the northeast, southeast and the federal government. Concurrently, Mr. McCurdy served as the Site Manager for the Storage Division with responsibility for development, marketing, administration and sales. Mr. McCurdy has also held senior sales positions at XA Systems Corp, Shared Medical Systems, and IBM.

OTHER KEY EMPLOYEES

    DANIEL GERMAIN has been Vice President and Director of Customer Service of our U.S. subsidiary since November 1995. From September 1994 to November 1995, Mr. Germain served Open Data Inc., a data access software company, as Product Manager and Senior Systems Engineer. From August 1991 to September 1994, Mr. Germain served as Senior Systems Engineer for Information Builders, Inc., an information systems software developer.

    MICHAEL KILLORAN has served as Vice President of North American Sales of our U.S. subsidiary since October 1999. From June 1996 to October 1999, Mr. Killoran served our U.S. subsidiary in various regional sales capacities. From October 1992 to June 1996, Mr. Killoran was a Regional Sales Manager with BMC Software (formerly Boole & Babbage Company), a developer of systems management software.

    ANDREW B. KNIGHT has served as the Director for Knight Fisk Software, Ltd., or Knight Fisk, the U.K.-based distributor of our software that we acquired in February 2000, since July 1998. From April 1995 to June 1998, Mr. Knight was the Director for Knight Fisk. From October 1983 to March 1995, Mr. Knight was self-employed as a professional consultant.

    HAIM KOPANS has served as our Vice President of Product Management since March 1997 and is one of our founders. From August 1990 to March 1997, Mr. Kopans served as our Development Manager. Mr. Kopans was a database consultant and Product Division Manager with SCP Systems, a software distributor and provider of consulting services, from February 1989 to August 1990 and a DB2 systems analyst for the Israeli Defense Forces prior to that. Mr. Kopans is a Certified Systems Analyst.

    RUSSELL LUKE has served as Director of Sales for Knight Fisk since February 1998. From March 1997 to January 1998, Mr. Luke was the Business Development Manager with Remedy Corporation, a software developer. From March 1996 to March 1997, Mr. Luke served as Business Development Manager with BRIO. From January 1994 to February 1996, Mr. Luke served as a sales manager with Business Objects.

    JOHN MCHUGH has served as Vice President of Marketing of our U.S. subsidiary since October 1998. Prior to October 1998, Mr. McHugh served Sterling/Cayenne Software, Inc., a development and data modeling software vendor, as Director of Product Marketing for Information Technology Solutions and as Director of Commercial Markets from June 1996 to October 1998. Cayenne was formed from the merger of Bachman and Cadre. From January 1994 to June 1996, Mr. McHugh served as Senior Marketing Manager for Object Design, Inc., an object database vendor.

    RAMI SCHWARTZ has served as our Vice President of Research and Development since September 2000. From October 1999 to September 2000, Mr. Schwartz was the Vice President of Development of Amdocs. From June 1985 to June 1999, Mr. Schwartz served with the Israeli Air Force Software Development Division most recently as its Division Commander.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Precise commenced its initial public offering of ordinary shares on June 29, 2000 at a price to the public of $16.00 per share. As of March 14, 2001, there were approximately 155 holders of record of Precise's ordinary shares. Precise's ordinary shares are listed and traded on the Nasdaq National Market under the symbol "PRSE."

    The following table sets forth, for the periods indicated, the range of high and low sales prices for Precise's ordinary shares since its initial public offering, all as reported by the Nasdaq National Market.

                                                        High         Low
                                                        ----         ---
June 30, 2000........................................ $ 28.11/16   $ 18.3/4
July 1, 2000 - September 30, 2000.................... $ 44.3/8     $ 18.7/16
October 1, 2000 - December 31, 2000.................. $ 42.3/8     $ 19.13/16

    Precise has not paid any cash dividends on its ordinary shares and currently intends to retain any future earnings for use in its business. Precise does not anticipate that any cash dividends will be declared or paid on the ordinary shares in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 2000, Precise issued the following securities that were not registered under the Securities Act of 1933, as amended:

    (a)  ISSUANCES OF ORDINARY SHARES

         In June 2000, Precise issued 11,994,722 ordinary shares in connection with the conversion of 7,118,922 outstanding preferred A shares and 4,875,800 outstanding preferred B shares.

         In June 2000, Precise issued 1,309,062 ordinary shares in connection with the exercise of warrants held by existing investors in Precise and management. Each of these warrants had a stated exercise price ranging from $.02 to $1.41 per share. Precise received an aggregate of $192,694 from the exercise of the warrants. Certain of the warrants were exercised through a cashless exercise feature.

         In July 2000, Precise issued 312,500 ordinary shares to EMC Investment Corporation for $5,000,000 and issued 113,806 ordinary shares upon exercise of warrants held by an existing investor at an aggregate exercise price of $46,503.

         In December 2000, Precise acquired Savant Corporation. In connection with this acquisition, and pursuant to the terms of the Agreement and Plan of Merger dated October 27, 2000, Precise issued an aggregate of

         403,189 ordinary shares to the shareholders of Savant as partial consideration for all of the outstanding capital stock of Savant.

     (b) EXERCISES OF OPTIONS

         On September 12, 2000, Precise filed a registration statement on Form S-8 for the purpose of registering the sale of its ordinary shares pursuant to the grant of options granted to Precise's employees, directors and consultants pursuant to Precise's option plans and employee share purchase plan. From January 1, 2000 through September 11, 2000, Precise issued 122,496 ordinary shares in connection with the exercise of options at exercise prices ranging from $0.375 to $1.50, for an aggregate purchase price of $99,442 pursuant to the exercise of options.

    No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder or, in the case of the exercise of options, Rule 701 under the Securities Act or were issued outside of the United States in transactions not subject to the United States federal securities laws. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

    The selected consolidated statement of operations data set forth below for the years ended December 31, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1999 and 2000 are derived from our audited consolidated financial statements that are included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements that are not included in this Report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

                                                                                     Year Ended December 31,
                                                              ---------------------------------------------------------------------
                                                                 1996           1997          1998            1999           2000
                                                              ---------      ---------      ---------      ---------      ---------
                                                                    (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
  Software licenses .....................................     $     954      $   2,382      $   5,331      $   9,770      $  22,968
  Services ..............................................           272            406            858          1,844          4,580
                                                              ---------      ---------      ---------      ---------      ---------
        Total revenues ..................................         1,226          2,788          6,189         11,614         27,548
Cost of revenues:
  Software licenses .....................................           130            349            522            741            742
  Services, net .........................................            54             86            198            906          1,693
                                                              ---------      ---------      ---------      ---------      ---------
        Total cost of revenues ..........................           184            435            720          1,647          2,435
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit ............................................         1,042          2,353          5,469          9,967         25,113
                                                              ---------      ---------      ---------      ---------      ---------
Operating expenses:
  Research and development, net .........................           602          1,737          2,214          2,891          4,987
  Sales and marketing, net ..............................         2,498          3,278          5,739          7,913         20,749
  General and administrative, net .......................         1,264          1,341          1,272          1,598          3,923
  Amortization of deferred stock compensation, goodwill
    and intangible assets ...............................          --             --              300            234          6,250
  In-process research and development write-off .........          --             --             --             --            2,200
                                                              ---------      ---------      ---------      ---------      ---------
        Total operating expenses ........................         4,364          6,356          9,525         12,636         38,109
                                                              ---------      ---------      ---------      ---------      ---------
Operating loss ..........................................        (3,322)        (4,003)        (4,056)        (2,669)       (12,996)
Financial income (expenses), net ........................            60           (202)            34             71          3,091
                                                              ---------      ---------      ---------      ---------      ---------
Loss from continuing operations .........................        (3,262)        (4,205)        (4,022)        (2,598)        (9,905)
Income (loss) from discontinued operations ..............         1,669           (192)          --             --             --
Gain from disposal of business segment ..................          --              182           --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Net loss ................................................     $  (1,593)     $  (4,215)     $  (4,022)     $  (2,598)     $  (9,905)
                                                              =========      =========      =========      =========      =========
Net earnings (loss) per share:
  Continuing operations .................................     $   (1.83)     $   (2.35)     $   (1.31)     $   (0.79)     $   (0.77)
  Discontinued operations ...............................          0.94          (0.01)          --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Basic and diluted net loss per share ....................     $   (0.89)     $   (2.36)     $   (1.31)     $   (0.79)     $   (0.77)
                                                              =========      =========      =========      =========      =========
Weighted average number of shares used in computing basic
  and diluted net loss per share ........................         1,783          1,785          3,077          3,299         12,901
                                                              =========      =========      =========      =========      =========

                                                                                          December 31,
                                                              ---------------------------------------------------------------------
                                                                 1996           1997          1998            1999           2000
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ...............................     $   1,561      $     301      $     844      $   6,693      $  82,218
Working capital (deficit) ...............................           587         (3,656)           242          7,709        120,147
Total assets ............................................         4,301          2,673          4,333         12,986        178,681
Shareholders' equity (deficiency) .......................        (1,124)        (3,079)           742          8,293        166,876

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements which involve risks and uncertainties. Precise makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K.

OVERVIEW

    Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus from performance management software for mainframe systems to Information Technology infrastructure performance management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software for database monitoring. In 1998, we released several new products, including our Precise/Pulse! software for proactive monitoring, Precise/Presto for EMC software for monitoring databases along with EMC storage systems and Precise/Interpoint software for monitoring ERP applications. In 1999, we introduced our Precise/Swift-e software for IT infrastructure performance management in e-business environments and in April 2000, we introduced Precise/Insight.

    In February 2000, we completed the acquisition of all of the capital stock of Knight Fisk Software Ltd., or Knight Fisk, our U.K.-based distributor, for cash and options to purchase our ordinary shares. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price, approximately $0.7 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of the net liabilities assumed. Prior to the Knight Fisk acquisition, we sold our products to Knight Fisk at discounts of up to 45% off our list price and we recognized revenues based on our sales to Knight Fisk at these discounted prices. Knight Fisk, in turn, would resell these products to third party end users and recognize revenues based on these sales. Since Knight Fisk is now our U.K. subsidiary, we recognize revenues on Knight Fisk sales to third party end users based on the actual price of the products sold by Knight Fisk, as required by principles of consolidation, rather than based on our sales to Knight Fisk at a discounted price. As a result, our total revenues from the U.K. have increased. Our operating expenses in the U.K. have increased due to the Knight Fisk acquisition.

    In December 2000, we completed the acquisition of all of the capital stock of Savant Corporation for $16.7 million in a combination of cash and ordinary shares. We issued 403,189 ordinary shares, assumed vested options and warrants to purchase an additional 109,256 ordinary shares and paid $2.8 million in cash for the acquisition. In addition, if revenue from Savant's products and services exceed certain thresholds in 2001, we will pay up to an additional $27 million in our ordinary shares. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. The Company acquired negative tangible assets of $0.6 million. Of the total purchase price which included direct acquisition costs, $11.9 million was allocated to goodwill-type assets, representing the excess of the aggregate purchase price over the fair value of net liabilities assumed, $3.2 million was allocated to purchased technology, and a one-time charge of approximately $2.2 million on our statement of operations for acquired in-process research and development was taken in December 2000.

    We derive our revenues from the sale of software licenses and from services, consisting primarily of annual maintenance fees, and, to a lesser extent, professional services. Our products are sold worldwide through a combination of our direct sales force and indirect sales channels, including original equipment manufacturers, or OEMs, and resellers. Our services revenues consist primarily of fees derived from annual maintenance agreements.

    On January 1, 1998, we adopted American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, related to revenue recognition for software products, and on March 15, 1999, we adopted SOP 98-9, related to software arrangements involving multiple elements. During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 (SAB 101), which summarizes the views of the staff of the U.S. Securities and Exchange Commission in applying generally accepted accounting principles to revenue recognition. Revenues from our OEM, EMC Corporation, are recognized when we receive reports of fees due upon the sublicensing of our products by EMC. Software license revenues on sales to resellers and end users are recognized when:

         persuasive evidence of an agreement exists;

         the product has been delivered;

         all license payments are due within one year;

         vendor-specific objective evidence exists;

         the license fee is fixed or determinable; and

         collection of the fee is probable.

    Maintenance-related service revenues are recognized ratably over the term of the maintenance agreement, which is typically one year. Consulting and training revenues are recognized at the time the services are rendered.

    Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence, or VSOE, of the relative fair values of each element in the arrangement in accordance with the "residual method" prescribed by SOP 98-9. Our VSOE used to allocate the sales price to training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements other than those accounted for using long term contract accounting and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied.

    Our consolidated financial statements, which are included elsewhere in this report, are prepared in accordance with U.S. generally accepted accounting principles. The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct the majority of our business. We have operations in the U.S., the U.K., Israel, Benelux, Australia, Germany and France where business is usually conducted using the local currencies. We do not engage in any currency or exchange rate hedging activities to mitigate our exposure to these fluctuations. We may, however, engage in these types of transactions in the future.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                Years Ended December 31,
Percent of Total Revenues:                                    1998        1999        2000
                                                             -----       -----       -----
 Revenues:
   Software licenses .................................        86.1%       84.1%       83.4%
   Services ..........................................        13.9        15.9        16.6
                                                             -----       -----       -----
      Total revenues .................................       100.0       100.0       100.0
 Cost of revenues:
   Software licenses .................................         8.4         6.4         2.7
   Services, net .....................................         3.2         7.8         6.1
                                                             -----       -----       -----
      Total cost of revenues .........................        11.6        14.2         8.8
                                                             -----       -----       -----
Gross profit .........................................        88.4        85.8        91.2
Operating expenses:
  Research and development, net ......................        35.8        24.9        18.1
  Sales and marketing, net ...........................        92.7        68.1        75.3
 General and administrative, net .....................        20.6        13.8        14.2
 Amortization of deferred stock compensation, goodwill
     and intangible assets ...........................         4.8         2.0        22.7
 In-process research and development write-off .......         0.0         0.0         8.0
                                                             -----       -----       -----
      Total operating expenses .......................       153.9       108.8       138.3
                                                             -----       -----       -----
Operating loss .......................................       (65.5)      (23.0)      (47.1)
Financial income, net ................................         0.5         0.6        11.2
                                                             -----       -----       -----
Net loss .............................................       (65.0)%     (22.4)%     (35.9)%
                                                             =====       =====       =====

    YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

    REVENUES

    We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $6.2 million, $11.6 million, and $27.5 million in 1998, 1999, and 2000, respectively, representing an increase of $5.4 million, or 87%, from 1998 to 1999, and an increase of $15.9 million, or 137%, from 1999 to 2000. No end user customer accounted for more than 10% of total revenues in 1998. One customer accounted for 15.3% of total revenues in 1999. Our OEM channel, which bundled our products for sale to end user customers through EMC Corporation, accounted for 23.1% of total revenues in 2000.

    Revenues from sales of software licenses were $5.3 million, $9.8 million, and $23.0 million in 1998, 1999, and 2000, respectively, representing an increase of $4.5 million, or 85%, from 1998 to 1999, and an increase of $13.2 million, or 135%, from 1999 to 2000. The increase in software license revenues from 1998 to 1999 is due to the increased volume of license sales, which is attributable to the expansion of our direct sales force and indirect sales channels, and recurring sales to our installed base. The increase in software licenses from 1999 to 2000 is due to the increased volume of license sales, which is attributable to continued expansion of the direct sales force and indirect sales channels, and the strength of our OEM relationship.

    Revenues from services were $0.9 million, $1.8 million, and $4.6 million in 1998, 1999, and 2000 respectively, representing an increase of $0.9 million, or 100%, from 1998 to 1999, and an increase of $2.8 million, or 156%, from 1999 to 2000. The increase in service revenues from 1998 to 1999 is principally attributable to additional maintenance agreements in the amount of approximately $0.8 million resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers. The increase in service revenue from 1999 to 2000 is attributable to additional maintenance agreements in the amount of approximately $1.8 million resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers. The professional consulting business was expanded in 2000 and resulted in an increase of approximately $1.0 million in consulting revenue over 1999.

    COST OF REVENUES

    Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues were $0.7 million, $1.6 million, and $2.4 million in 1998, 1999, and 2000, respectively, representing an increase of $0.9 million, or 129%, from 1998 to 1999, and an increase of $0.8 million, or 50%, from 1999 to 2000. Cost of revenues as a percentage of total revenues were 12%, 14%, and 9% in 1998, 1999, and 2000, respectively.

    Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues were $0.5 million, $0.7 million, and $0.7 million in 1998, 1999, and 2000, respectively, representing an increase of $0.2 million, or 40%, from 1998 to 1999, and cost of software licenses remained constant from 1999 to 2000. The increase from 1998 to 1999 is due to the increase in royalties owed to the Government of Israel as a result of the increase in sales of software licenses. Cost of software licenses remained constant from 1999 to 2000 even though license sales increased due to the accrual in the first quarter of 2000 of the full amount of the royalty owed to the Government of Israel Fund for the Encouragement of Marketing Activities which represented a cost of 4% of the increase in export sales out of Israel in a given period. Cost of software license revenues as a percentage of total software license revenues were 10%, 8%, and 3% in 1998, 1999, and 2000, respectively.

    Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues were $0.2 million, $0.9 million, and $1.7 million in 1998, 1999, and 2000, respectively, representing an increase of $0.7 million, or 350%, from 1998 to 1999, and an increase of $0.8 million, or 89%, from 1999 to 2000. Cost of service revenues as a percentage of service revenues were 23%, 49%, and 37% in 1998, 1999, and 2000, respectively. The increase from 1998 to 1999 is due to the increase in the number of customer support personnel hired to service our growing customer base and to the hiring during the latter half of 1999 of personnel to provide professional services. The increase from 1999 to 2000 is due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services in 2000.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.2 million, $2.9 million, and $5.0 million in 1998, 1999, and 2000, respectively, representing an increase of $0.7 million, or 32%, from 1998 to 1999, and an increase of $2.1 million, or 72%, from 1999 to 2000. The increase from 1998 to 1999 was primarily related to expenses of approximately $0.5 million in headcount related costs due to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite. The increase from 1999 to 2000 was attributable to the cost associated with the development of new products to enhance our software suite, including Insight and Foresight, which were introduced to the market in 2000 and early 2001, respectively. The increase was primarily related to expenses of approximately $1.6 million in headcount related costs due to the increase in the number of software developers and quality assurance personnel. Research and development expenses as a percentage of total revenues were 36%, 25%, and 18% in 1998, 1999, and 2000, respectively.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commission and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $5.7 million, $7.9 million, and $20.7 million in 1998, 1999, and 2000, respectively, representing an increase of $2.2 million, or 39%, from 1998 to 1999, and an increase of $12.8 million, or 162%, from 1999 to 2000. The increase from 1998 to 1999 is primarily due to an increase in payroll and headcount related expenses of $1.4 million related to the increase in the number of people comprising our direct sales force and an increase in commission expenses of approximately $0.7 million attributable to the increase in software license revenues. The increase from 1999 to 2000 is primarily due to an increase in payroll and headcount related expenses of $5.9 million related to the increase in the number of people comprising our direct sales force, an increase in commission expenses of approximately $1.4 million attributable to the increase in software license revenues, and an increase of approximately $1.4 million in marketing communications such as trade shows, seminars, and advertising. Sales and marketing expenses as a percentage of total revenues were 93%, 68%, and 75% in 1998, 1999, and 2000, respectively. The percentage decreased from 1998 to 1999 as sales personnel hired in 1998 became more productive. The percentage increase from 1999 to 2000 was due to increased marketing activity, increased personnel hired to expand the direct sales force, and the opening of new international sales channels.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.3 million, $1.6 million, and $3.9 million in 1998, 1999, and 2000, respectively, representing an increase of $0.3 million, or 23%, from 1998 to 1999, and an increase of $2.3 million, or 144%, from 1999 to 2000. The increase from 1998 to 1999 is attributable to the increase in payroll and related expenses from additional personnel hired during 1999. The increase from 1999 to 2000 is attributable to an increase of $1.8 million in payroll and headcount related expenses. General and administrative expenses as a percentage of total revenues were 21%, 14%, and 14% in 1998, 1999, and 2000, respectively. The percent decrease from 1998 to 1999 was a result of the company beginning to realize operating leverage from our established infrastructure. This percentage remained constant from 1999 to 2000 as the established infrastructure continued to grow at the same rate to support the company's revenue growth and obligations as a public company.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION, GOODWILL AND INTANGIBLE
ASSETS

     Amortization of deferred stock compensation, goodwill and intangible assets were $0.3 million, $0.2 million, and $ 6.3 million in 1998, 1999, and 2000, respectively, representing a decrease of $0.1 million, or 33%, from 1998 to 1999, and an increase of $6.1 million from 1999 to 2000. The 1998 and 1999 expense remained relatively constant and represented compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. The increase from 1999 to 2000 is attributable to an increase of $6.0 million in compensation costs.

    FINANCIAL  INCOME, NET

    Financial income, net was $30,000, $70,000, and $3.1 million in 1998, 1999, and 2000, respectively, representing an increase of $40,000, from 1998 to 1999, and an increase of $3.0 million from 1999 to 2000. The increase from 1999 to 2000 is attributable to interest earned on the investment of the initial public offering and secondary offering proceeds in marketable securities.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data for each quarter of 1999 and 2000. We believe this information has been prepared on the same basis as our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                       Three Months Ended
                                      Mar 31,    June 30,    Sept 30,   Dec 31,    Mar 31,     June 30,    Sept 30,     Dec 31,
                                       1999        1999        1999      1999       2000        2000        2000         2000
                                     --------    --------    -------    -------    --------    --------    --------    ---------
Revenues:
  Software licenses ...............  $  1,941    $  2,072    $ 2,585    $ 3,172    $  3,588    $  4,875    $  6,412    $   8,093
  Services ........................       290         396        484        674         954         870       1,227        1,529
                                     --------    --------    -------    -------    --------    --------    --------    ---------
         Total revenues ...........     2,231       2,468      3,069      3,846       4,542       5,745       7,639        9,622
Cost of revenues:
  Software licenses ...............       156         167        202        216         116         181         187          258
  Services, net ...................        87         139        196        484         356         411         407          519
                                     --------    --------    -------    -------    --------    --------    --------    ---------
         Total cost of revenues ...       243         306        398        700         472         592         594          777
                                     --------    --------    -------    -------    --------    --------    --------    ---------
Gross profit ......................     1,988       2,162      2,671      3,146       4,070       5,153       7,045        8,845
Operating expenses:
  Research and development, net ...       732         690        691        778       1,019       1,032       1,386        1,550
  Sales and marketing, net ........     1,520       1,628      1,969      2,746       3,754       4,555       5,478        6,962
  General and administrative, net .       397         343        389        469         609         758       1,273        1,283
  Amortization of deferred stock
   compensation, goodwill and
   intangible assets ..............        30          42         23        189         780       2,938       1,235        1,297
  In-process research and
   development  write-off .........      --          --         --         --          --          --          --          2,200
                                     --------    --------    -------    -------    --------    --------    --------    ---------
           Total operating expenses     2,679       2,703      3,072      4,182       6,162       9,283       9,372       13,292
                                     --------    --------    -------    -------    --------    --------    --------    ---------

Operating loss ....................      (691)       (541)      (401)    (1,036)     (2,092)     (4,130)     (2,327)      (4,447)
Financial income (expenses), net ..        (3)        (14)        (4)        92          37          99       1,236        1,719
                                     --------    --------    -------    -------    --------    --------    --------    ---------
Net loss ..........................  $   (694)   $   (555)   $  (405)   $  (944)   $ (2,055)   $ (4,031)   $ (1,091)   $  (2,728)
                                     ========    ========    =======    =======    ========    ========    ========    =========

Percent of Total Revenues:
Revenues:
   Software licenses ..............      87.0%       84.0%    84.2%      82.5%         79.0%       84.9%       83.9%        84.1%
   Services .......................      13.0        16.0     15.8       17.5          21.0        15.1        16.1         15.9
                                     --------    --------    -------    -------    --------    --------    --------    ---------
          Total revenues ..........     100.0       100.0    100.0      100.0         100.0       100.0       100.0        100.0
Cost of revenues:
   Software licenses ..............       7.0         6.8      6.6        5.6           2.6         3.2         2.5          2.7
   Services, net ..................       3.9         5.6      6.4       12.6           7.8         7.1         5.3          5.4
                                     --------    --------    -------    -------    --------    --------    --------    ---------
          Total cost of revenues ..      10.9        12.4     13.0       18.2          10.4        10.3         7.8          8.1
                                     --------    --------    -------    -------    --------    --------    --------    ---------
Gross margin ......................      89.1        87.6     87.0       81.8          89.6        89.7        92.2         91.9
Operating expenses:
   Research and development, net ..      32.8        28.0     22.5       20.2          22.4        18.0        18.1         16.1
   Sales and marketing, net .......      68.1        66.0     64.2       72.7          82.7        79.3        71.7         72.4
   General and administrative, net       17.8        13.9     12.7       12.2          13.4        13.2        16.7         13.3
   Amortization of deferred stock
   compensation, goodwill and
   intangible assets ..............       1.4         1.7     --         --            17.2        51.1        16.2         13.5
   In-process research and
   development write-off ..........      --          --         --         --          --          --          --           22.8
                                     --------    --------    -------    -------    --------    --------    --------    ---------

           Total operating expenses     120.1       109.6    100.1      108.7         135.7       161.6       122.7        138.1
                                     --------    --------    -------    -------    --------    --------    --------    ---------

Operating loss ....................     (31.0)      (22.0)   (13.1)     (26.9)        (46.1)      (71.9)      (30.5)       (46.2)
Financial income (expenses), net ..      (0.1)       (0.6)    (0.7)       3.6           0.8         0.2        16.2         17.9
                                     --------    --------    -------    -------    --------    --------    --------    ---------
Net loss ..........................     (31.1)%     (22.6)%  (13.2)%    (24.5)%       (45.3)%     (71.7)%     (14.3)%      (28.3)%
                                     ========    ========    =======    =======    ========    ========    ========    =========

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have funded operations primarily through the sales of our equity securities, including cash generated from our initial public offering, in June 2000, and our secondary public offering, in November 2000, which resulted in total net proceeds of approximately $147 million, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. As of December 31, 2000, our principal source of liquidity was $149 million of cash and cash equivalents and marketable securities. As of December 31, 2000, we had $120,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $831,000 that is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. As of December 31, 2000, our accumulated net deficit was $26.3 million.

    Net cash used in operating activities was $3.2 million, $2.6 million and $0.7 million in 1998, 1999 and 2000, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses and increases in trade receivables, year-to-year. Additional use of cash during 2000 resulted from increases in prepaid expenses. During 1998, 1999 and 2000 the decrease in net cash used in operating activities was offset in part by increases in accounts payable and amortization of deferred stock compensation.

    Net cash used in investing activities was $0.3 million, $1.4 million and $72 million in 1998, 1999 and 2000, respectively. Investing activities for the year ended December 31, 2000 consisted of $70.8 million in purchases of short-term and long-term marketable securities, $2.1 million related to capital expenditures, and $3.3 million in payments relating to the acquisitions of Knight Fisk and Savant Corporation. The use of cash relating to capital expenditures and acquisition activity was offset by $4.9 million in proceeds received from the sale and redemption of short-term deposits and marketable securities. In 1999 and 1998, use of cash consisted of capital expenditures and purchases of short-term deposits. In 1998 and 2000, the cash usages were partially offset by the sale and redemption of short-term deposits. The majority of our capital investments were for computers, peripheral equipment and software.

    Net cash provided by financing activities was $4.0 million, $9.8 million and $148.3 million in 1998, 1999 and 2000, respectively. The cash in 1998 and 1999 was primarily from net proceeds from the sale of our preferred shares. Net cash provided by financing activities for the year ended December 31, 2000 was primarily from the proceeds of our initial public offering in June 2000 and our secondary public offering in November 2000, offset slightly by the repayment of long-term debt.

    We believe that our existing cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have available sufficient cash to finance our operations, we may be required to obtain additional debt or equity financing. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms, or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1999 and its amendments, statements 137 and 138, in June 1999 and June 2000, respectively. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Precise's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K. In addition to the other information included or incorporated by reference in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating Precise and its business.

RISKS RELATED TO OUR BUSINESS

BECAUSE OF THE SIGNIFICANT PURCHASE PRICE OF OUR SOFTWARE PRODUCTS AND THE CORRESPONDING CARE THAT OUR POTENTIAL CUSTOMERS EXERCISE IN MAKING A PURCHASE DECISION, WE EXPECT THAT OUR QUARTERLY OPERATING RESULTS WILL CONTINUE TO FLUCTUATE AND THIS COULD CAUSE THE TRADING PRICE OF OUR SHARES TO FLUCTUATE OR DECLINE

    Like many software and technology related companies, our quarterly operating results have varied significantly in the past. Because of the significant purchase price of our software products, our customers exercise care in making a purchase decision. We believe that this caution, in combination with the other factors listed below, exposes us to larger variability in quarterly operating results relative to other software or technology companies. Since our operating results are likely to vary significantly in the future, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely upon our results in any one quarter as an indicator of our future performance. If our quarterly revenues and operating results fail to meet or exceed the expectations of securities analysts or investors, the market price of our ordinary shares could fall substantially. Our operating results vary depending on a number of factors, many of which are outside our control, including:

    o varying budgeting cycles and available funds of our customers and potential customers;

    o   the length and variability of our sales cycle;

    o varying size, timing and contractual terms of enterprise-wide orders for our software;

    o changes in demand for Oracle databases, with which our software operates, and related enterprise application software;

    o seasonality in our revenues, which have been lower historically in the first and third quarters;

    o changes in gross margins resulting from the mix of U.S. vs. international sales or license sales vs. services;

    o software defects and other product quality problems that may not become known until customer trials or after installation;

    o changes in gross margins depending on whether our software is sold directly or through indirect sales channels; and

    o   the revenue performance of third party sales channels.

In addition, a significant portion of our software license revenues in any quarter is often derived from orders booked and shipped in the last weeks or days of that quarter. A delay in an order, even from just one customer, could negatively impact our quarterly revenues and operating results.

    A substantial portion of our expenses, including most software development and sales and marketing expenses, must be incurred in advance of generating revenues. In addition, our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed. As a result, if our projected revenues do not meet our expectations, for the reasons above or for any other reasons, then we will still incur these fixed expenses and are likely to experience an even larger shortfall in our quarterly operating results relative to expectations.

WE HAVE A HISTORY OF LOSSES, AND WE ANTICIPATE OUR EXPENSES WILL INCREASE IN THE FORESEEABLE FUTURE AS A RESULT OF PLANNED EXPANSION OF OUR SALES AND MARKETING CHANNELS AND RESEARCH AND DEVELOPMENT ACTIVITIES, WHICH COULD DELAY OR PREVENT US FROM ATTAINING PROFITABILITY

    We incurred net losses of approximately $4.0 million for the year ended December 31, 1998, $2.6 million for the year ended December 31, 1999 and $9.9 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $26.3 million. We cannot predict the extent of our future losses and when, or if, we may become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we seek to expand our distribution channels, to increase our sales and marketing activities, and to continue to develop our technology and introduce new software. These efforts may prove more costly than we currently anticipate and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to increase our revenues at a greater rate than our expenses, we will not be able to achieve and maintain profitability.

OUR INABILITY TO DEDICATE APPROPRIATE FINANCIAL AND MANAGERIAL RESOURCES COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES AT THE SAME RATE IN THE FUTURE AS THEY HAVE IN THE PAST AND, FOR THE SAME REASON, THEY COULD DECLINE

    Although our revenues have grown at substantial rates in recent years, we do not expect our revenues to grow as rapidly in the future, and our revenues could decline. Our total revenues have grown from $6.2 million for the year ended December 31, 1998 to $11.6 million for the year ended December 31, 1999 and $27.5 million for the year ended December 31, 2000. As our business develops and the market for our software products matures, it is unlikely that our revenues will continue to grow at the same rapid pace. We may not be able to dedicate the significant managerial time and effort required to develop additional strategic relationships, and we may not be able to hire sufficient numbers of sales personnel to expand our sales channels and increase penetration of our existing markets. In addition, we may not have the financial liquidity required to develop and introduce, on a timely basis, new products that achieve broad market acceptance.

OUR FAILURE TO DEDICATE APPROPRIATE RESOURCES TO OUR BUSINESS COULD STRAIN OUR EXISTING SYSTEMS OR MANAGEMENT CAPABILITIES, LIMIT OUR GROWTH AND HARM OUR BUSINESS AND FINANCIAL PERFORMANCE

    We currently have employees based in Israel, the United Kingdom, France, Benelux, Germany, Australia, and throughout the United States. We increased our employee base significantly during 2000. In particular, we have recently increased, and expect to continue to increase, the size of our sales force and have recently integrated the operations of our U.K. distributor, Knight Fisk Software Ltd., which we acquired in February 2000 and Savant Corporation, which we acquired in December 2000. Furthermore, we have recently established subsidiaries and joint ventures in Europe and Australia and expect to continue to establish additional distribution channels through third-party relationships. Our growth, coupled with rapid changes in our market, has placed, and is likely to continue to place, significant strains on our administrative, operational and financial resources and places significant demands on our internal systems, procedures and controls. In order to manage growth effectively, we must implement and improve our operational systems and controls. The failure to invest in and establish systems with sufficient capacity to handle expanded operations or failure to dedicate appropriate managerial resources could restrain our potential future growth and may harm the efficiency of our operations. Furthermore, if we fail to manage our growth effectively, the quality of our products and services and our operating results could be seriously harmed.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS

    Our future success will depend in large part on our ability to attract and retain experienced sales, marketing, research and development, customer support and management personnel. If we do not attract and retain such personnel, we may not be able to expand our sales coverage or develop and introduce new or enhanced products on the scale and schedule that we intend. Competition for qualified personnel in the computer software industry is intense, especially for technical personnel. We have experienced difficulty in the past recruiting qualified personnel, especially technical and sales personnel. Moreover, we intend to expand the scope of our international operations and these plans will require us to hire experienced management, service, marketing, sales and customer support personnel abroad. We expect competition for qualified personnel to remain intense and we may not succeed in attracting or retaining these personnel.

    In addition, new employees generally require substantial training in the use of our products, which in turn requires significant resources and management attention. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not be successful in our efforts. Our costs of doing business would increase without the expected increase in revenues. Our inability to recruit, hire, train and retain qualified employees could cause our business to suffer.

ANY ACQUISITIONS OR ATTEMPTED ACQUISITIONS WILL DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    As part of our growth strategy, we intend to consider acquiring complementary technologies, products and businesses. Attempted acquisitions may divert management, operational and financial resources from the conduct of our core business. For example, we do not have specific personnel dedicated to the identification and integration of potential acquisitions. As a result, if we pursue this growth strategy, the efforts of management will be diverted from their other operational responsibilities, and we may not complete any attempted acquisition. If we use capital stock, our existing shareholders may experience dilution. If we use cash or debt financing, our financial liquidity will be reduced, the holders of our debt would have claims on our assets ahead of holders of our ordinary shares and our business operations may be restricted by the terms of any debt, including restrictions on our ability to pay dividends on our ordinary shares. In addition, an acquisition may involve nonrecurring charges or amortization of significant amounts of goodwill and other intangible assets, which would adversely affect our ability to achieve and maintain profitability. In February 2000, we acquired all of the capital stock of Knight Fisk Software Ltd., our U.K. distributor. As part of this transaction, which was accounted under the purchase method, approximately $0.7 million of goodwill was recorded as an asset on our balance sheet and will be amortized over the next ten years. In December 2000, we acquired Savant Corporation in a transaction accounted under the purchase method. We paid the stockholders of Savant $2.8 million in cash, 403,189 of our ordinary shares and reserved 109,256 shares for vested options and warrants. If certain performance targets are met, we would be obligated to issue additional ordinary shares. As part of this transaction, we recorded goodwill and other intangibles of approximately $15.1 million on our balance sheet and a one-time charge to our statement of operations of approximately $2.2 million for acquired research and development. The goodwill and other intangibles will be amortized over a five to seven year period.

FUTURE ACQUISITIONS MAY NOT PRODUCE THE REVENUES, EARNINGS OR BUSINESS SYNERGIES THAT WE ANTICIPATED AND MAY CAUSE OUR REVENUES TO DECLINE

    The acquisition of Savant and any other future acquisitions may not produce the revenues, earnings or business synergies that we anticipated, and acquired businesses or technologies may not perform as expected for a variety of reasons, including:

    o difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

    o risks of entering markets in which we have no or limited prior experience;

    o   potential loss of key employees of the acquired entity; and

    o expenses of any undisclosed or potential legal liabilities of the acquired company.

    In addition, management's attention and resources may be diverted during any attempted integration. Any one or a combination of these factors may cause our revenues or earnings to decline.

WE DEPEND UPON KEY PERSONNEL, THE LOSS OF WHOM WOULD HARM OUR OPERATIONS

    Our success depends, to a significant extent, upon the continued performance and services of our executive officers and other key sales, marketing, engineering and support personnel. The loss of the services of any of our executive officers or key personnel, including Shimon Alon, our Chief Executive Officer, would be disruptive to our operations. It would be difficult and time consuming to replace them. We do not maintain key person life insurance policies on any of our officers. Any of these individuals may voluntarily terminate his employment with Precise. Our inability to retain these employees could harm the growth and success of our business.

WE COMPETE WITH ORACLE, A COMPANY WITH LONG-STANDING RELATIONSHIPS WITH OUR CUSTOMERS; EFFORTS BY ORACLE TO IMPROVE THEIR COMPETITIVE POSITION COULD REDUCE OUR REVENUES OR GROSS MARGINS

     We face both current and potential competition from Oracle. Our Precise/SQL software presently competes with a product sold by Oracle in the market for Information Technology infrastructure performance management software. As part of its competitive strategy, Oracle could attempt to increase its presence in this market by focusing its efforts on selling its own performance management software to our present and potential customers. In addition, Oracle could bundle its own performance management software, or performance management software offered by a third party, with its database software, which could discourage potential customers from purchasing our software. Even if the performance management software sold by Oracle or bundled with Oracle's database software was more limited in functionality than our software, a significant number of customers or potential customers might elect to accept more limited functionality instead of purchasing additional software from us. Although to date we have not experienced pressure to reduce prices or margins as a result of Oracle bundling performance management software with their database software, this bundling practice could lead to future price reductions for our software, reducing our gross margins. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. If any of those events occurred, our ability to compete effectively could be impaired, and we would lose market share.

OUR RELATIONSHIP WITH ORACLE IS IMPORTANT TO OUR SOFTWARE DEVELOPMENT EFFORTS AND ANY DETERIORATION IN THIS RELATIONSHIP COULD IMPAIR OUR ABILITY TO DEVELOP OUR SOFTWARE RELATED TO ORACLE PRODUCTS

    We rely on our participation in Oracle's testing and feedback programs to develop our technology and enhance the features and functionality of our software on a timely basis to coincide with the release of new software or software enhancements from Oracle. Any deterioration of our relationship with Oracle could delay development or introduction of our new or enhanced software. This would adversely affect our competitive position. We do not have any agreements to ensure that our existing relationship with Oracle will continue. Traditionally, Oracle has not prohibited companies who develop software that supports Oracle products from participating in these programs. However, if Oracle were to prohibit us from participating in these programs in the future for competitive or other reasons, our inability to respond to any changes in Oracle products could result in shipment delays or lost revenues.

IF THE MARKETS FOR ORACLE DATABASES AND RELATED APPLICATIONS SOFTWARE DO NOT CONTINUE TO EXPAND, OUR ABILITY TO GROW OUR BUSINESS MAY BE ADVERSELY AFFECTED

    To date, most of the Precise software has been designed to support Oracle-based Information Technology infrastructures, although we have introduced new products and expect to continue to develop new products which are designed for databases marketed by other software providers, or are not dependent on databases. If the market for Oracle databases and related applications software declines or expands more slowly than we currently anticipate, our ability to grow our business, sell our software and achieve and maintain profitability may be impaired. Although the market for Oracle databases and related applications has grown rapidly, this growth may not continue at the same rate, or at all.

THE PERFORMANCE MANAGEMENT SOFTWARE MARKET IS EXPECTED TO RAPIDLY EVOLVE, AND IF WE ARE NOT ABLE TO ACCURATELY PREDICT AND RESPOND TO MARKET DEVELOPMENTS OR CUSTOMER NEEDS, OUR COMPETITIVE POSITION WILL BE IMPAIRED

    The market for Information Technology infrastructure performance management software is relatively new and is expected to evolve rapidly. However, estimates of our market's expected growth are inherently uncertain and are subject to many risks and assumptions. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans. These customers look to our software products to monitor performance in this environment. Rapid changes in the needs of these customers and changing technologies make it difficult for us to predict their demands. We are particularly susceptible to those changes since our software is used in a wide array of operating environments, which are constantly evolving. As a result, we may not be able to develop, on a timely basis or at all, software that meets our customers' needs or desires. In addition, various sectors of our market are served by competitors who may respond more effectively to market developments and customer needs. We cannot assure you that the market for our software will grow or that we will be able to respond to changes in the market, evolving customer needs or our competition. If the market for our software does not develop as we expect or if we fail to respond to market and competitive developments, our business prospects and competitive position will be impaired.

THE FAILURE OF OUR NEW SOFTWARE TO ACHIEVE MARKET ACCEPTANCE OR DELAYS IN OUR CURRENT OR FUTURE SOFTWARE DEVELOPMENT EFFORTS COULD ERODE OUR COMPETITIVE POSITION

    The failure to successfully develop, enhance or modify our software, or the failure to do so on a timely basis, could limit our revenue growth and competitive position. We recently expanded our product line to allow the monitoring of an organization's Information Technology infrastructure performance and continuing to develop new releases of our core products that incorporate additional features. We may need to rapidly develop and introduce additional software and enhancements to our existing software to satisfy our current customers and maintain our competitive position in the marketplace. We may also need to modify our software so that it can operate with new or enhanced software introduced by other software vendors. The failure to introduce new, enhanced or modified software on a timely basis could prevent our software from achieving market acceptance. We have in the past, and may in the future, experience delays in the timing of new software introductions. To support our software development, enhancement or modification, we may find it necessary to license or acquire new technologies, which may not be available to us on acceptable terms, if at all.

OUR FAILURE TO ESTABLISH AND EFFECTIVELY MANAGE INDIRECT DISTRIBUTION CHANNELS COULD CAUSE OUR REVENUES TO DECLINE

    Our ability to sell our software in new markets and to increase our share of existing markets will be impaired if we fail to expand significantly our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through value-added resellers, systems integrators and original equipment manufacturers. We have entered into agreements with EMC to bundle a version of our software with their products, and with Amdocs to sell our software along with their product. Although these relationships have been successful to date, we cannot predict the extent to which these companies will continue to be successful in marketing or selling our software. These agreements could be terminated on short notice and they do not prevent either EMC or Amdocs from selling the software of other companies, including our competitors. EMC, Amdocs or any new OEM or reseller could give higher priority to other companies' software or to their own software than they give to ours.

OUR INABILITY TO DEVELOP AND EXPAND OUR DIRECT SALES FORCE WOULD LIMIT OUR REVENUE GROWTH

    If we do not expand and retain our direct sales force, revenue growth could be seriously harmed. Competition for qualified sales personnel is intense and we may not be able to hire and retain as many qualified individuals as we may require in the future. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. In addition, sale of our software requires sales personnel, experienced in our market, who target and gain access to the senior management of our prospective customers. Newly hired sales personnel require extensive training and may take six months or longer to achieve full productivity. This training period, along with the difficulty in attracting and retaining qualified individuals, makes it difficult to grow the size of our sales force rapidly and utilize them effectively.

A DECLINE IN THE PRICE OF OR DEMAND FOR OUR PRECISE/SQL SOFTWARE, WHICH ACCOUNTS FOR A SUBSTANTIAL PORTION OF OUR SOFTWARE LICENSE REVENUES, WOULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUES

    Our success depends on continued market acceptance of our Precise/SQL software. Revenues from licensing Precise/SQL accounted for approximately 86% of our total revenues for the year ended December 31, 1999 and 72.5% of our total revenues for the year ended December 31, 2000. We expect software license revenues from Precise/SQL to continue to account for a substantial portion of our future revenues. If Precise/SQL does not continue to achieve market acceptance, or if our competitors release new products that have more advanced features, offer better performance or are more price competitive than Precise/SQL, our revenues may not grow and may even decline.

IF EXISTING CUSTOMERS DO NOT MAKE SUBSEQUENT PURCHASES FROM US OR IF OUR RELATIONSHIPS WITH OUR LARGEST CUSTOMERS ARE IMPAIRED, OUR REVENUE GROWTH COULD DECLINE

    Our revenue growth could decline if our current customers do not purchase additional licenses from us. Most of our current customers initially license only a single software product from us or license a software product for a limited use. In addition, as we deploy new versions of our existing software or introduce new software, our current customers may not require the functionality of this new software and may not license it.

    We also depend on our installed customer base for future service revenue from maintenance renewal fees. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance. Our maintenance agreements are renewable annually at the option of our customers but there are no obligations to renew. If customers choose not to continue their maintenance service, our revenues may decline.

    In addition, a substantial percentage of our revenues is derived from two of our current customers, Amdocs and EMC. If our sales from either of these customers were impaired, our revenue growth could decline.

DEFECTS IN OUR SOFTWARE WOULD HARM OUR BUSINESS AND DIVERT RESOURCES

    Because our software is complex, it may contain errors that can be detected at any point in its life cycle. Any errors or defects in our software could result in:

    o   delayed or lost revenue;

    o   failure to attract new customers or achieve market acceptance;

    o   claims against us;

    o   diversion of development resources;

    o   increased service, warranty and insurance costs; and

    o   negative publicity resulting in damage to our reputation.

    While we continually test our software for errors and work with customers to identify and correct them, errors in our software may be found in the future. Testing for errors is complicated because it is difficult to simulate the breadth of operating systems, user applications and computing environments that our customers use and because our software is becoming increasingly complex itself. The costs we may incur in addressing software errors could be substantial.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US

    Because our customers rely on our software to monitor and improve the performance of their critical software applications, they are sensitive to potential disruptions that may be caused by the use of, or any defects in, our software. As a result, we may be subject to claims for damages related to software errors in the future. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Regardless of whether we prevail, diversion of key employees' time and attention from the business, incurrence of substantial expenses and potential damage to our reputation might result. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Limitation of liability provisions like those in our license agreements, however, may not be effective under the laws of some jurisdictions. In addition, although we maintain general liability insurance, we cannot assure you that this coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

OUR FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE MARKET POSITION

    Our success and ability to compete are substantially dependent upon our internally developed technology, consisting primarily of computer programs and instructions stored on digital media that can be easily reproduced. If we are unable to protect that technology, our market position will be harmed. Other than our trademarks, most of our intellectual property consists of proprietary or confidential information that is not subject to patent or similar protection. Unauthorized third parties may attempt to copy or otherwise obtain and use the technology protected by those rights. Furthermore, policing unauthorized use of our software is difficult and costly, particularly in countries where the laws may not protect our proprietary rights as fully as in the U.S. If competitors or potential customers are able to use our technology, our ability to compete effectively would be harmed.

    We have placed, and in the future may place, source code for our software in escrow. The source code may, under certain circumstances, be made available to certain of our customers. This may increase the likelihood of misappropriation or other misuse of our software.

CLAIMS THAT OUR SOFTWARE INFRINGES THE PROPRIETARY RIGHTS OF OTHERS COULD HARM OUR BUSINESS AND CAUSE US TO INCUR SIGNIFICANT COSTS

    Software products are increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. As a result, third parties may claim that our software infringes on their proprietary rights. The application of patent law to the software industry is particularly uncertain as the U.S. Patent and Trademark Office has only recently begun to issue software patents in large numbers. Any potential intellectual property claims against us, with or without merit, could:

    o   be expensive and time consuming to defend;

    o cause us to cease making, licensing or using software that incorporates the challenged intellectual property;

    o   cause software shipment and installation delays;

    o   require us to redesign our software, if feasible;

    o   divert management's attention and resources; or

    o require us to enter into royalty or licensing agreements in order to obtain the right to use a necessary product or component.

    Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of software infringement against us and our failure or inability to license the infringed or similar technology could prevent us from distributing our software or cause us to incur great expense and delay in developing non-infringing software.

WE RELY ON SOFTWARE LICENSED FROM THIRD PARTIES, THE LOSS OF WHICH COULD INCREASE OUR COSTS AND DELAY SOFTWARE SHIPMENTS

    We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings.

WE ARE SUBJECT TO RISKS OF OPERATING WORLDWIDE THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD

    We market and sell our software in North America, South America, Europe and Asia and we plan to establish additional facilities in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of North America accounted for approximately 23% of our total revenues in the year ended December 31, 1998, approximately 30% of our total revenues in the year ended December 31, 1999 and approximately 28.9% of our total revenues during the year ended December 31, 2000. In addition, our principal research and development facilities and operations are located in Israel. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for worldwide operations, including:

    o   economic or political instability in worldwide markets;

    o greater difficulty in accounts receivable collection and longer collection periods;

    o   unexpected changes in regulatory requirements;

    o   difficulties and costs of staffing and managing foreign operations;

    o   import and export controls;

    o the uncertainty of protection for intellectual property rights in some countries;

    o   multiple and possibly overlapping tax structures; and

    o   foreign currency exchange rate fluctuations.

    To date, a substantial portion of our sales have been denominated in U.S. dollars, and we have not used risk management techniques or "hedged" the risks associated with fluctuations in foreign currency exchange rates. In the future, if we do not engage in hedging transactions, our results of operations will be subject to losses from fluctuations in foreign currency exchange rates.

OUR SHARE PRICE HAS BEEN VOLATILE AND COULD DROP UNEXPECTEDLY

    The price at which our ordinary shares trade has been and is likely to continue to be volatile. The stock market from time to time experiences significant price and volume fluctuations that affect the market prices of securities, particularly securities of technology and computer software companies. As a result, investors may experience a significant decline in the market price of our ordinary shares, regardless of our operating performance. Price declines in our stock could result from many factors outside of our control, including:

    o announcements by our competitors of financial results, acquisitions, new products or technological innovations;

    o   disputes concerning patents or other proprietary rights;

    o   conditions in Israel; and

    o   general market conditions.

    In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type, regardless of its merit, is often extremely expensive and diverts management's attention and resources.

RISKS RELATED TO OUR OPERATIONS IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY HARM OUR RESULTS OF OPERATIONS

    Our principal research and development facilities are located in Israel and a small portion of our sales are currently being made to customers in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors as well as many incidents of civil unrest. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Despite the efforts towards peace between Israel and its Arab neighbors and the Palestinians, there can be no assurance that ongoing or revived hostilities or other factors related to Israel will not harm our business. Furthermore, several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to operate in Israel or sell our software in these countries and would harm our results of operations.

OUR OPERATIONS MAY BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR PERSONNEL TO PERFORM MILITARY SERVICE

    Many of our employees in Israel are obligated to perform military reserve duty. In addition, in the event of a war, military or other conflict, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Any such disruption in our operations could harm our operations.

BECAUSE MOST OF OUR REVENUES ARE GENERATED IN NON-ISRAELI CURRENCIES, BUT A PORTION OF OUR EXPENSES ARE INCURRED IN NEW ISRAELI SHEKELS, INFLATION AND CURRENCY FLUCTUATIONS COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS

    We generate most of our revenues in U.S. dollars but a portion of our costs associated with our Israeli operations are in New Israeli Shekels, or NIS. We also pay some of our international-based sales and support staff in local currencies, such as the British pound sterling. As a result, we are exposed to risks to the extent that the rate of inflation in Israel or in the U.K. exceeds the rate of devaluation of the NIS or the British pound sterling in relation to the U.S. dollar or if the timing of such devaluations lag behind inflation in Israel or in the U.K. In that event, the cost of our operations in Israel and the U.K. measured in terms of U.S. dollars will increase and our U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation. Our results of operations also could be harmed if we are unable to guard against currency fluctuations in Israel, the U.K. or other countries in which we may employ sales or support staff in the future.

YOU MAY HAVE DIFFICULTIES IN ENFORCING A U.S. JUDGMENT AGAINST US, OUR EXECUTIVE OFFICERS AND DIRECTORS OR IN ASSERTING U.S. SECURITIES LAWS CLAIMS IN ISRAEL

    Because a significant portion of our assets and the assets of our directors and executive officers are located outside the United States, a judgment obtained in the United States against us or any of them may not be collectible in the United States and may not be enforced by an Israeli court. Further, if a foreign judgment is enforced by an Israeli court, it will be payable in Israeli currency.

WE INTEND TO RELY UPON TAX BENEFITS FROM THE STATE OF ISRAEL IF AND WHEN WE BECOME PROFITABLE, BUT THOSE TAX BENEFITS MAY NOT BE AVAILABLE TO US AT THAT TIME

    We are eligible for certain tax benefits for the first several years in which we generate taxable income pursuant to Israel's Law for the Encouragement of Capital Investments, 1959. Although, we have not historically generated taxable income for purposes of this law, we may utilize these tax benefits beginning in 2001. Our financial condition could suffer if these tax benefits were subsequently reduced or not available to us.

    In May 2000, the Government of Israel approved in principle a tax reform proposal that would reduce or eliminate some of these benefits in the future. Legislation will be required to implement these changes, and the enactment of that legislation is uncertain. The termination or reduction of these tax benefits and programs could harm our business, financial condition and results of operations.

    In order to receive tax benefits, we must comply with two material conditions. We must have a certain amount of investments in fixed assets and must finance a portion of these investments with proceeds of equity capital raised by Precise. We believe we have complied with these conditions, but we have not received confirmation from the Investment Center with respect to our compliance. If we fail to comply in whole or in part with these conditions, the tax benefits that we expect to receive could be partially or fully canceled. In that event, we could be forced to refund the amount of the benefits we have received, adjusted for inflation and interest. From time to time, the Government of Israel has discussed reducing or eliminating the benefits available under the Approved Enterprise program. Thus, these tax benefits may not be continued in the future at their current levels or at all.

    Additionally, in the event that we increase our activities outside the State of Israel due to, for example, future acquisitions, our increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. Accordingly, our effective corporate tax rate could increase significantly in the future as the revenues generated by the new activities will not qualify for Approved Enterprise treatment.

THE TRANSFER AND USE OF PORTIONS OF OUR TECHNOLOGY ARE LIMITED BECAUSE OF RESEARCH AND DEVELOPMENT GRANTS WE RECEIVED FROM THE ISRAELI GOVERNMENT

    Our research and development efforts associated with the development of our Precise/SQL software have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Commerce. We have developed software through Chief Scientist grants that subject us to royalty payments and restrictions, which could limit or prevent our growth and profitability. The software developed with this funding may not be manufactured, nor may this technology embodied in our software be transferred, outside of Israel without appropriate governmental approvals. These restrictions do not apply to the sale or export from Israel of our software developed with this know-how. These restrictions will continue to apply to us after we pay the full amount of royalties payable in respect of the grants. Further, if the Chief Scientist consents to the manufacture of our software outside Israel, the regulations prescribe the payment of increased royalties, ranging from 120% to 300% of the amount of the Chief Scientist grant, depending on the percentage of foreign manufacture.

PROVISIONS OF ISRAELI LAW MAY DELAY, PREVENT OR MAKE DIFFICULT AN ACQUISITION OF PRECISE, WHICH COULD PREVENT A CHANGE OF CONTROL AND THEREFORE DEPRESS THE PRICE OF OUR SHARES

    Provisions of Israeli corporate and tax law may have the effect of delaying, preventing or making more difficult a merger or other acquisition of Precise. The new Israeli Companies Law generally requires that a merger must be approved by the holders of a majority of the shares present and voting on the proposed merger, excluding shares held by the potential acquiror, at a shareholders meeting that has been called on at least 21 days' advance notice. Any creditor of a merger party may seek a court order blocking the merger, if there is a reasonable concern that the surviving company will not be able to satisfy all of the obligations of the parties to the merger. Moreover, a merger may not be consummated until at least 70 days have passed from the time that the merger proposal has been filed with the Israeli Registrar of Companies. Other potential means of acquiring a public Israeli company such as Precise might involve significant obstacles, such as a requirement of court approval of the acquisition or business combination under certain circumstances.

    Israeli tax law treats some acquisitions, particularly stock-for-stock exchanges between an Israeli company and a foreign company, less favorably than United States tax law. Israeli tax law will, for instance, subject a shareholder who is subject to Israeli taxation and who exchanges his or her Precise shares for shares in another corporation to immediate Israeli taxation.

U.S. INVESTORS IN OUR COMPANY COULD SUFFER ADVERSE TAX CONSEQUENCES IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY

    If, for any taxable year, our passive income or our assets that produce passive income exceed levels provided by law, we may be characterized as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to our shareholders. U.S. shareholders should consult with their own U.S. tax advisors with respect to the U.S. tax consequences of investing in our ordinary shares.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, together with the related notes and independent auditors' report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph," "Audit Committee Report" and "Compensation Committee Report on Executive Compensation" and the Audit Committee Charter attached to the proxy statement to be incorporated by reference herein from Precise's proxy statement in connection with Precise's annual general meeting of shareholders to be held on May 15, 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information relating to directors and executive officers of Precise is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 15, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2000.

    Certain information relating to the executive officers of Precise can be found in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 15, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF
PRECISE

    Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 15, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

        (1) Financial Statements: The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K

        (2) Financial Statement Schedules: Financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

        (3) Exhibits: The exhibits listed in the Exhibit Index immediately preceding the Exhibits.

    (b) Reports on Form 8-K: Precise filed the following reports on Form 8-K during the fiscal quarter ended December 31, 2000: Report on Form 8-K on December 20, 2000 reporting the acquisition of Savant Corporation. The financial statements of Savant and the pro-forma financial information of Precise and Savant were filed as exhibits thereto.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2000

                                 IN U.S. DOLLARS

                                      INDEX








                                                                         Page
                                                                        ------
Report of Independent Auditors                                            F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-5

Statements of Changes in Shareholders' Equity (Deficiency)                F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                F-9

ERNST & YOUNG                   KOST FORER & Gabbay         Phone: 972-3-6232525
                                3 Aminadav St.              Fax: 972-3-5622555
                                Tel-Aviv 67067, Israel





                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                         PRECISE SOFTWARE SOLUTIONS LTD.



       We have audited the accompanying consolidated balance sheets of Precise Software Solutions Ltd. ("the Company") and its subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.





Tel-Aviv, Israel                                   KOST, FORER & GABBAY
January 18, 2001                         A Member of Ernst & Young International

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1999         2000
                                                           --------     --------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  6,693     $ 82,218
  Short-term deposits                                           888         --
  Marketable securities                                        --         39,261
  Trade receivables, net of allowance for
    Doubtful accounts (1999 - $55; 2000 - $74)                3,767        5,834
  Other accounts receivable and prepaid expenses                358        3,688
                                                           --------     --------

       Total current assets                                  11,706      131,001
                                                           --------     --------

MARKETABLE SECURITIES, NON CURRENT                             --         27,931
                                                           --------     --------

SEVERANCE PAY FUND                                              308          540
                                                           --------     --------

PROPERTY AND EQUPIMENT, NET                                     972        2,696
                                                           --------     --------

OTHER ASSETS
(net of accumulated amortization 1999 - $0;  2000 - $99)       --         16,513
                                                           --------     --------

                                                           $ 12,986     $178,681
                                                           ========     ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999          2000
                                                         --------      --------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                         $    628      $  1,452
  Deferred revenues                                         1,535         3,351
  Employees and payroll accruals                              921         3,903
  Accrued expenses                                            835         1,342
  Other accounts payable                                       78           806
                                                         --------      --------
       Total current liabilities                            3,997        10,854
                                                         --------      --------
LONG-TERM LIABILITIES:
  Long-term debt                                              199           120
  Accrued severance pay                                       497           831
                                                         --------      --------
       Total long-term liabilities                            696           951
                                                         --------      --------
SHAREHOLDERS' EQUITY
  Preferred A shares:
    NIS 0.03, par value: Authorized: 9,410,257
    shares at December 31, 1999 and 0 shares at
    December 31, 2000; Issued and outstanding:
    7,118,922 shares at December 31, 1999 and
    no shares at December 31, 2000;                            62          --
  Preferred B shares:
    NIS 0.03, par value: Authorized: 6,666,667
    shares at December 31, 1999 and 0 shares at
    December 31, 2000; Issued and outstanding:
    4,875,800 shares at December 31, 1999 and
    no shares at December 31, 2000;                            35          --
  Ordinary shares:
     NIS 0.03 par value: Authorized: 49,528,898
     shares at December 31, 1999 and 70,000,000
     shares at December 31, 2000; Issued and
     outstanding: 3,298,766 shares at December 31,
     1999 and 25,540,602 shares at December 31, 2000           31           204
  Additional paid-in capital                               25,272       195,406
  Deferred stock compensation                                (665)       (2,717)
  Accumulated other comprehensive income                     --             330
  Accumulated deficit                                     (16,442)      (26,347)
                                                         --------      --------
       Total shareholders' equity                           8,293       166,876
                                                         --------      --------
                                                         $ 12,986      $178,681
                                                         ========      ========
                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except per share data)

                                                                      YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                              1998              1999              2000
                                                          ------------      ------------      ------------
Revenues:
  Software licenses                                       $      5,331      $      9,770      $     22,968
  Services                                                         858             1,844             4,580
                                                          ------------      ------------      ------------
                                                                 6,189            11,614            27,548
                                                          ------------      ------------      ------------
Cost of revenues:
  Software licenses                                                522               741               742
  Services (1)                                                     198               906             1,693
                                                          ------------      ------------      ------------
                                                                   720             1,647             2,435
                                                          ------------      ------------      ------------
Gross profit                                                     5,469             9,967            25,113
                                                          ------------      ------------      ------------
Operating expenses:
  Research and development (2)                                   2,214             2,891             4,987
  Selling and marketing (3)                                      5,739             7,913            20,749
  General and administrative (4)                                 1,272             1,598             3,923
  Amortization of deferred stock compensation,
     goodwill and intangible assets                                300               234             6,250
  In-process research and development write-off                   --                --               2,200
                                                          ------------      ------------      ------------
Total operating expenses                                         9,525            12,636            38,109
                                                          ------------      ------------      ------------
Operating loss                                                  (4,056)           (2,669)          (12,996)
Financial income, net                                               34                71             3,091
                                                          ------------      ------------      ------------
Net loss                                                  $     (4,022)     $     (2,598)     $     (9,905)
                                                          ============      ============      ============
Net loss per share:
  Basic and diluted net loss per share                    $      (1.31)     $      (0.79)     $      (0.77)
                                                          ============      ============      ============
  Weighted average number of shares used in computing
    basic and diluted net loss per share                     3,077,436         3,298,749        12,901,212
                                                          ============      ============      ============
-------------------
(1)  Excludes $0, $0 and $283 in amortization of deferred stock compensation in 1998, 1999 and 2000, respectively.
(2)  Excludes $0, $16 and $144 in amortization of deferred stock compensation in 1998, 1999 and 2000, respectively.
(3)  Excludes $93, $104 and $2,382 in amortization of deferred stock compensation in 1998, 1999 and 2000, respectively.
(4)  Excludes $207, $114 and $3,342 in amortization of deferred stock compensation in 1998, 1999 and 2000, respectively.

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                    ACCU-
                                                                                   MULATED                                TOTAL
                                                                       DEFERRED     OTHER                    TOTAL        SHARE-
                                                          ADDITIONAL    STOCK       COMPRE-                  COMPRE-      HOLDERS'
                                 PREFERRED    PAID-IN      PAID-IN      COMPEN-     HENSIVE    ACCUMULATED   HENSIVE       EQUITY
                                  SHARES      SHARES       CAPITAL      SATION       LOSS        DEFICIT      LOSS      (DEFICIENCY)
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------     ---------
Balance as of January 1, 1998 ..        20          19        6,704         --          --         (9,822)                   (3,079)
  Issuance of shares, net ......        33          10        5,432         --          --           --          --           5,475
  Conversion of shareholders'
    loan .......................        11        --          1,781         --          --           --          --           1,792
  Conversion of Preferred
    shares into Ordinary shares         (2)          2         --           --          --           --          --            --
  Deferred stock compensation
    related to options granted
    to employees, directors and
    consultants ................      --          --            487         (487)       --           --          --            --
  Amortization of deferred
    stock compensation and
    compensation for warrants
    granted to consultants .....      --          --            276          300        --           --          --             576
  Net loss .....................      --          --           --           --          --         (4,022)     (4,022)       (4,022)
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------     ---------
Total comprehensive loss .......                                                                            $  (4,022)
                                                                                                            =========
Balance as of December 31, 1998         62          31       14,680         (187)       --        (13,844)                      742
  Issuance of shares, net ......        35        --          9,860         --          --           --          --           9,895
  Deferred stock compensation
    related to options granted
    to employees ...............      --          --            712         (712)       --           --          --            --
  Amortization of deferred
    stock compensation and
    compensation for warrants
    granted to consultants .....      --          --             20          234        --           --          --             254
  Net loss .....................      --          --           --           --          --         (2,598)     (2,598)       (2,598)
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------     ---------
Total comprehensive loss .......                                                                            $  (2,598)
                                                                                                            =========
Balance as of December 31, 1999         97          31       25,272         (665)       --        (16,442)                    8,293
  Options issued pursuant to
    the acquisition of Knight
    Software Ltd. ..............      --          --            199         --          --           --          --             199
  Issuance of shares in IPO, net
    of $1,628 offering costs ...      --            39       75,909         --          --           --          --          75,948
  Conversion of Preferred
    shares upon IPO ............       (97)         97         --           --          --           --          --            --
  Issuance of shares in second
    public offering, net of
    $2,257 offering costs ......      --            21       71,423         --          --           --          --          71,444
  Exercise of options ..........      --            12          468         --          --           --          --             480
  Issuance of shares pursuant to
    the acquisition of Savant ..      --             4       13,932         --          --           --          --          13,936
  Deferred stock compensation
    related to options granted
    to employees ...............      --          --          8,203       (8,203)       --           --          --            --
  Amortization of deferred
    stock compensation .........      --          --           --          6,151        --           --          --           6,151
  Unrealized holding gains on
    available-for-sale
    marketable securities ......      --          --           --           --           322         --           322           322
  Foreign currency translation
    adjustment .................      --          --           --           --             8         --             8             8
Net loss .......................      --          --           --           --          --         (9,905)     (9,905)       (9,905)
                                 ---------   ---------    ---------    ---------   ---------    ---------   ---------     ---------
Total comprehensive loss .......                                                                            $  (9,575)
                                                                                                            =========
Balance as of December 31, 2000  $    --     $     204    $ 195,406    $  (2,717)  $     330    $ (26,347)                $ 166,876
                                 =========   =========    =========    =========   =========    =========                 =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1999         2000
                                                            --------     --------     --------
Cash flows from operating activities:
------------------------------------
  Net loss                                                  $ (4,022)    $ (2,598)    $ (9,905)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                              360          399          702
      Amortization of securities debenture premium              --           --            (18)
      Amortization of deferred stock compensation and
        compensation for warrants granted to consultants         576          254        6,151
      Increase (decrease) in accrued severance pay, net          (26)          53          102
      Increase in trade receivables                           (1,283)      (1,576)      (1,386)
      Decrease (increase) in other accounts receivable
        and prepaid expenses                                     127         (119)      (3,248)
      Increase (decrease) in trade payables                       (3)          82          588
      Increase in deferred revenues                              468          664          958
      Increase in employees and payroll accruals                 324          207        2,946
      Increase (decrease) in other accounts payable
        and accrued expenses                                     239          (15)         174
      In-process research and development write-off             --           --          2,200
      Other                                                     --             46            9
                                                            --------     --------     --------

  Net cash used in operating activities                       (3,240)      (2,603)        (727)
                                                            --------     --------     --------

Cash flows from investing activities:
------------------------------------
  Purchase of property and equipment                            (273)        (499)      (2,089)
  Purchase of short-term deposits                             (2,921)        (876)        --
  Purchase of marketable securities                             --           --        (70,852)
  Purchase of other assets                                      --           --           (765)
  Payment for acquisition of consolidated subsidiary(1)         --           --           (507)
  Payment for acquisition of consolidated subsidiary(2)         --           --         (2,787)
  Proceeds from sale of short-term deposits                    2,934         --            888
  Proceeds from redemption of marketable securities             --           --          4,000
                                                            --------     --------     --------

Net cash used in investing activities                           (260)      (1,375)     (72,112)
                                                            --------     --------     --------

Cash flows from financing activities:
------------------------------------
  Short-term bank credit, net                                 (1,238)        --            (24)
  Proceeds from issuance of shares, net                        5,477        9,839      148,141
  Proceeds from exercise of options                             --           --            480
  Repayment of shareholders' loans                              (160)        --           --
  Repayment of long-term debt                                    (36)         (12)        (251)
                                                            --------     --------     --------
Net cash provided by financing activities                      4,043        9,827      148,346
                                                            --------     --------     --------
Effect of exchange rate change on cash and cash
  equivalents                                                   --           --             18
                                                            --------     --------     --------
Increase in cash and cash equivalents                            543        5,849       75,507
Cash and cash equivalents at the beginning of the year           301          844        6,693
                                                            --------     --------     --------

Cash and cash equivalents at the end of the year            $    844     $  6,693     $ 82,218
                                                            ========     ========     ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1999         2000
                                                            --------     --------     --------
In February 2000, the Company acquired all of the outstanding shares of
  Knight Fisk Software Ltd. The net estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition was as follows:
     Working deficiency, except cash and cash equivalents                             $     (8)
     Property and equipment                                                                 41
     Long-term loans and other                                                             (45)
     Goodwill                                                                              718
                                                                                      --------
                                                                                           706
     Options granted                                                                      (199)
                                                                                      --------
                                                                                      $    507
                                                                                      ========
In December 2000, the Company acquired all of the outstanding shares of Savant Corporation. The net estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition was as follows:
     Working deficiency, except cash and cash equivalents                             $   (687)
     Property and equipment                                                                111
     Long-term loans                                                                       (23)
     Other assets                                                                       15,122
     In-process research and development                                                 2,200
                                                                                      --------
                                                                                        16,723
     Issuance of shares, net                                                           (13,936)
                                                                                      --------
                                                                                      $  2,787
                                                                                      ========
Supplemental disclosure of cash flows activities:
-------------------------------------------------
(a)  Cash paid during the year for:
     Interest                                               $     40     $     19     $     13
                                                            ========     ========     ========
(b)  Non cash transactions:

     Issuance of Preferred shares upon conversion of
       shareholders loan                                    $  1,792     $    --      $    --
                                                            ========     ========     ========
     Capital lease obligation                               $    --      $    --      $     97
                                                            ========     ========     ========
     Accrued issuance costs                                 $    --      $    --      $    749
                                                            ========     ========     ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:- GENERAL

     A.  ORGANIZATION:

     Precise Software Solutions Ltd. ("the Company") was established in Israel on November 15, 1990. The Company has four active wholly-owned subsidiaries, Precise Software Solutions, Inc. and Savant Corporation, formerly known as Precise Acquisition Corporation, in the United States; Precise Software Solutions UK Ltd. in the United Kingdom; and Precise Software Solutions Europe BV in Holland. The Company is a provider of software products that assist organizations in performance management, monitoring and tuning of database applications, and of related consulting, training and support services.

     B.  PUBLIC OFFERINGS:

     In June 2000, the Company completed an initial public offering ("IPO") of 4,887,500 of its Ordinary Shares at a price of $16.00 per share. Precise received net proceeds from this public offering of approximately $71.1 million.

     Upon the closing of the IPO, all of the Company's outstanding 11,994,722 preferred shares were automatically converted into Ordinary Shares.

     At the time of the IPO, in a private placement transaction, the Company issued an additional 312,500, of its Ordinary Shares to a strategic partner at a price of $16.00 per share. Precise received net proceeds from this issuance of approximately $4.8 million.

     In November 2000, Precise completed a second public offering consisting of 2,941,585 of its Ordinary Shares, at a price of $26.38 per share. Precise received net proceeds from this offering of approximately $71.4 million.

NOTE 2:- ACQUISITIONS

     A.  ACQUISITION OF SAVANT CORPORATION:

     In December 2000, in consideration of approximately $16.7 million, the Company acquired all the outstanding shares of Savant Corporation ("Savant"). The total purchase price consisted of $2.8 million in cash and $13.9 million in 512,445 Ordinary Shares. In addition, Savant's shareholders received the right to receive additional Ordinary Shares, in an amount equal to $27 million, based on the achievement of certain post-acquisition revenue performance targets in the next year. The acquisition of Savant was accounted for under the purchase method.

     In connection with the Savant acquisition, the Company recorded a one-time expense of $2.2 million to write-off software acquired from Savant for which technological feasibility has not yet been established and for which no alternative future use exists. The Company acquired negative tangible assets amounting to $0.6 million. Other intangible assets acquired had an estimated fair value of $15.1 million shown in the following table:

         Goodwill                           $   9,022
         Acquired technology                    3,200
         Acquired assembled work force          1,100
         Customer relationship                  1,800
                                            ---------
                                            $  15,122
                                            =========

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     PRO FORMA FINANCIAL INFORMATION:

     Savant's results of operations are not included in the Company's consolidated results of operations. The following unaudited pro forma information represents the results of operations for the Company and Savant for the years ended December 31, 1999 and December 31, 2000, as if the acquisition had been consummated as of January 1, 1999 and January 1, 2000, respectively.

                                                     YEAR ENDED DECEMBER 31,
                                                     ----------------------
                                                       1999         2000
                                                     --------     --------
                                                         IN THOUSANDS
                                                    (EXCEPT PER SHARE DATA)
                                                     ----------------------
                                                           UNAUDITED
                                                     ----------------------
         Total revenues                              $ 15,242      $ 30,900
                                                     ========      ========
         Net loss                                    $ (3,102)     $(10,876)
                                                     ========      ========
         Basic and diluted net loss per share        $  (0.81)     $  (0.81)
                                                     ========      ========

     B.  ACQUISITION OF KNIGHT FISK SOFTWARE LTD.:

     In February 2000, for consideration of $706,000, the Company acquired all the outstanding shares of Knight Fisk Software Ltd. ("Knight Fisk"), a U.K.-based company and the distributor of the Company's products in the United Kingdom. Knight Fisk changed its name to Precise Software Solutions UK Ltd. ("Precise UK"). The acquisition was accounted for under the purchase method.

     PRO FORMA FINANCIAL INFORMATION:

     The operations of Precise UK are included in the Company's consolidated results of operations from February 1, 2000. The following unaudited pro forma information presents the results of operations for the Company and Precise UK for the years ended December 31, 1999 and December 31, 2000, as if the acquisition had been consummated as of January 1, 1999 and January 1, 2000, respectively.
                                                     YEAR ENDED DECEMBER 31,
                                                     ----------------------
                                                       1999         2000
                                                     --------     --------
                                                         IN THOUSANDS
                                                    (EXCEPT PER SHARE DATA)
                                                     ----------------------
                                                           UNAUDITED
                                                     ----------------------
         Total revenues                              $ 12,100      $ 27,730
                                                     ========      ========
         Net loss                                    $ (3,027)     $ (9,827)
                                                     ========      ========
         Basic and diluted net loss per share        $  (0.92)     $  (0.76)
                                                     ========      ========

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     A.  USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     B.  FINANCIAL STATEMENTS IN U.S. DOLLARS:

     A majority of the revenues of the Company and its subsidiaries are generated in U.S. dollars ("U.S. dollar"). In addition, a substantial portion of the Company's and most of its subsidiaries' costs are incurred in dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

     Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board ("FASB"). All transactions gains and losses from the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

     The financial statements of subsidiaries whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in shareholders' equity.

     C.  PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

     D.  CASH EQUIVALENTS:

     Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

     E.  SHORT-TERM DEPOSITS:

     The Company classifies deposits with maturities of more than three months but less than one year as short-term deposits. The short-term deposits are presented at their cost.

     F.  MARKETABLE SECURITIES:

     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


comprehensive income. Amortization of premium and accretion of discounts are included in financial income net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

     G.  PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:
                                                                  %
                                                      --------------------------
         Computers and peripheral equipment                     25-33
         Office furniture and equipment                          7-15
         Leasehold improvements                       Over the term of the lease

     The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. As of December 31, 2000, no impairment losses have been identified.

     H.  OTHER ASSETS:

     Acquired workforce, acquired technology, customer relationship, internet site capitalization costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful life of the amortized asset, which is three to ten years.

     The carrying value of other assets is periodically reviewed by management, based on the expected future undiscounted operating cash flows over the remaining intangible assets amortization period. Based on its most recent analysis, management believes that no impairment of other assets exists as at December 31, 2000.

     I.  RESEARCH AND DEVELOPMENT COSTS:

     Statement of Financial Accounting Standards ("SFAS") 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

     J.  INCOME TAXES:

     The Company and its subsidiaries account for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     K.  REVENUE RECOGNITION:

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements", as amended in June 2000, which summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position.

     Revenues from software sales are recognized in accordance with SOP 97-2, as amended, "Software Revenue Recognition". License revenues are comprised of perpetual license fees which are derived from contracts with original equipment manufactures ("OEM"), resellers and end-customers. The Company and its subsidiaries generally do not grant rights of return. When a right of return exists, the Company and its subsidiaries defer the revenues until such right expires. The Company is entitled to fees from its OEM upon the sublicensing of the Company's products to end-users. The fees due from this OEM are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEM. License revenues from sales to resellers and end-customers are recognized upon delivery of the software; collection is probable; all license payments are due within one year; the license fee is fixed or determinable; vendor-specific objective evidence exists; and persuasive evidence of an arrangement exists.

     Service revenues are comprised of revenues from maintenance and support arrangements, consulting fees, and training, none of which are considered essential to the functionality of the software license. Revenues from support arrangements are deferred and recognized on a straight-line basis as service revenues over the life of the related agreement. Consulting and training revenues are recognized at the time the services are rendered. Customer advances in excess of revenue recognized are recorded as deferred revenues. The Company conservatively deferred revenues associated with new products until these products are generally available.

     Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions". The Company's VSOE used to allocate the sales price to consulting, training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements other than those accounted for using long-term contract accounting and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied.

     L.  CONCENTRATIONS OF CREDIT RISKS:

     Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits, marketable securities and trade receivables. Cash and cash equivalents and short-term deposits are invested in major banks in Israel and the United States in U.S. dollars. Management believes that the financial institutions holding the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

     The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S., and resellers located in Europe and Asia. The Company and its subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection.

     Marketable securities include investments in U.S. treasury notes. Management believes that these investments are financially secure, the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these investments.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     M.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee share option plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), are provided in Note 8.

     The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring in Conjunction with Selling Goods or Services", with respect to warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the warrants at the date of grant.

     N.  ROYALTY-BEARING GRANTS:

     Royalty-bearing grants from the Government of Israel for funding approved research and development projects and for the encouragement of marketing activity, are recognized at time the Company is entitled to such grants; on the basis of the costs incurred; and are netted from research and development, and selling and marketing costs, respectively. The Company did not receive development grants or marketing grants in 1998, 1999 and 2000, respectively.

     O.  SEVERANCE PAY:

     The Company's liability for severance pay is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees, is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset on the Company's balance sheet.

     The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only in accordance with the Israeli Severance Pay Law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies, and include immaterial profits.

     Severance expenses for the years ended December 31, 1998, 1999 and 2000 amounted to $249,000, $260,000 and $323,000, respectively.

     P.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

     (1) The carrying amounts of cash and cash equivalents, short-term deposits and accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments.
     (2) The fair value for available-for-sale securities are based on the quoted market prices.
     (3) The carrying amount of the Company's long-term liabilities approximates their fair value. The fair value was estimated using discounted cash flow analysis, based on the Company's incremental liabilities rates for similar types of arrangements.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Q.  BASIC AND DILUTED NET LOSS PER SHARE:

     Basic net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each year, plus the dilutive potential of Ordinary Shares considered outstanding during the year, in accordance with FASB Statement No. 128, "Earnings per Share".

     All convertible Preferred shares, outstanding stock options, and warrants have been excluded from the calculation of the diluted net loss per Ordinary Share because all such of the securities are anti-dilutive for all periods presented. The total weighted average numbers of shares related to the outstanding convertible Preferred shares, options and warrants excluded from the calculations of diluted net loss per share was 7,610,994, 10,256,164 and 4,147,968 for the years ended December 31, 1998, 1999 and 2000, respectively.

     R.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1999 and its amendments, statements 137 and 138, in June 1999 and June 2000, respectively. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of SFAS No. 133. The rule will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.


NOTE 4:- MARKETABLE SECURITIES

     The following is a summary of available-for-sale securities:

                                           DECEMBER 31, 2000
                              ---------------------------------------------
                                              IN THOUSANDS
                              ---------------------------------------------
                                            GROSS       GROSS
                              AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                COST        GAINS      LOSSES      VALUE
                              ---------   ---------   ---------  ----------
     Available-for-sale:
     U.S. Treasury Notes      $  66,870   $     322   $     --    $  67,192
                              =========   =========   =========   =========

     There were no sales of available-for-sale securities in 2000.

     The unrealized holding gains on available-for-sale securities included as a separate component of shareholders' equity, other comprehensive income, totaled $0, $0 and $322,000 in 1998, 1999 and 2000, respectively. The amortized cost and estimated fair value of debt and marketable securities as of December 31, 2000, by contractual maturity, are shown below.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                              DECEMBER 31, 2000
                                           ----------------------
                                                IN THOUSANDS
                                           ----------------------
                                           AMORTIZED      MARKET
                                              COST        VALUE
                                           ---------    ---------
     Available-for-sale:
     Matures in one year                   $  39,170    $  39,261
     Matures in second year                   27,700       27,931
                                           ---------    ---------
     Total                                 $  66,870    $  67,192
                                           =========    =========


NOTE 5:- PROPERTY AND EQUIPMENT
                                                 DECEMBER 31,
                                           ----------------------
                                              1999         2000
                                           ---------    ---------
                                                IN THOUSANDS
                                           ----------------------
     Cost:
       Computers and peripheral equipment  $   1,692    $   3,743
       Office furniture and equipment            207          454
       Leasehold improvements                    104          144
                                           ---------    ---------
                                               2,003        4,341
                                           ---------    ---------
     Accumulated depreciation:                 1,031        1,645
                                           ---------    ---------
     Depreciated cost                      $     972    $   2,696
                                           =========    =========

     Depreciation expenses for the years ended December 31, 1998, 1999 and 2000 were $290,000, $360,000 and $603,000, respectively.

     As for charges, see Note 10c.


NOTE 6:- OTHER ASSETS
                                           DECEMBER 31,
                                           ------------
                                               2000
                                           ------------
                                           IN THOUSANDS
                                           ------------
     Intangible assets:
        Goodwill                           $      9,747
        Acquired technology                       3,312
        Acquired assembled workforce              1,623
        Customer relationship                     1,800
        Capitalization of Internet
         site costs                                 130
                                           ------------
                                                 16,612

     Accumulated amortization                        99
                                           ------------
     Amortized cost                        $     16,513
                                           ============

     Amortization expense amounted to $0, $0 and $99,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7:- LONG-TERM DEBT

     Composed as follows:
                                                                DECEMBER 31,
                                                   INTEREST  -------------------
                               CURRENCY  LINKAGE     RATE      1999       2000
                               --------  --------  --------  --------   --------
                                                                IN THOUSANDS
                                                             -------------------
     Capital lease obligations  U.S.$     U.S.$      9.5%    $    --    $    147
     Other loans (1)             NIS       CPI         0%         199        --
                                                             --------   --------
                                                                  199        147
     Less - current maturities                                    --          27
                                                             --------   --------
                                                             $    199   $    120
                                                             ========   ========

     (1) The long-term debt consisted of loans from former shareholders, bearing no interest and linked to the Israeli Customers Price Index ("CPI"). The loans were paid upon the consummation of the Company's Initial Public Offering.

         As of December 31, 2000, the Company has an unutilized credit line of $55,000.


NOTE 8:- SHAREHOLDERS' EQUITY

     A.  REVERSE SPLIT:

     All share and per share data included in these financial statements have been retroactively adjusted to reflect a two-for-three reverse split as approved by the Company's shareholders on April 12, 2000.

     B.  AUTOMATIC CONVERSION UPON IPO:

     All Preferred Shares were automatically converted into Ordinary Shares at the time of the Company's Initial Public Offering ("IPO"), which took place in July 2000. Since then, the Ordinary Shares have been traded on the NASDAQ National Market in the United States. The Preferred Shares had a liquidation preference of approximately $ 36.6 million as of December 31, 1999, and contained anti-dilution protection and certain preemptive rights.

     C.  ORDINARY SHARES:

     Ordinary Shares confer upon their holders voting rights, the right to receive cash dividends and the right to share in excess assets upon liquidation of the Company.

     D.  SHARE OPTION PLANS:

     The Company has two share option plans, the 1995 and the 1998 Share Option and Incentive Plans ("the Plans"). In addition, as part of the acquisition of Savant, the Company assumed the existing stock option plan of Savant Corporation. No additional options may be granted under the Savant option plan. Under the Plans, options may be granted to employees, officers, directors and consultants of the Company and its subsidiaries. Pursuant to the Plans, the Company reserved for issuance a total of 7,333,000 Ordinary Shares. As of December 31, 2000, an aggregate of 1,555,547 Ordinary Shares of the Company are still available for future grant. The 1995 Share Option and Incentive Plan has been terminated and no additional options may be granted under its terms.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Options granted under these plans generally vest annually over 3-4 years and will expire ten years from the date of grant. Any options which are forfeited or not exercised before expiration become available for future grants. Where the Company has recorded deferred stock compensation for options issued with an exercise price below the fair market value of the Ordinary Shares, the deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the options.

                                     YEAR ENDED DECEMBER 31,
                 ---------------------------------------------------------------
                        1998                  1999                  2000
                --------------------  --------------------  --------------------
                            WEIGHTED              WEIGHTED              WEIGHTED
                            AVERAGE               AVERAGE               AVERAGE
                  NUMBER    EXERCISE    NUMBER    EXERCISE   NUMBER     EXERCISE
                OF OPTIONS   PRICE    OF OPTIONS   PRICE    OF OPTIONS   PRICE
                ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at
  the beginning
  of the period   616,500  $    0.81  2,559,348  $    0.86  3,681,044  $    1.04
     Granted    2,019,516  $    0.58  1,248,366  $    1.40  2,215,916  $   13.37
     Exercised         --  $      --         --  $      --   (393,278) $    0.71
     Forfeited    (76,668) $    1.04   (126,670) $    1.04   (119,507) $    2.49
                ---------  ---------  ---------  ---------  ---------  ---------

Outstanding at
  the end of
  the period    2,559,348  $    0.86  3,681,044  $    1.04  5,384,175  $    6.10
                =========  =========  =========  =========  =========  =========

Exercisable
  options         223,633  $    0.65  1,088,448  $    0.80  2,043,033  $    1.10
                =========  =========  =========  =========  =========  =========


     The options outstanding as of December 31, 2000, have been broken down by exercise price as follows:

                Options       Weighted                   Options
              outstanding     average      Weighted    exercisable    Exercise
  Range of       as of       remaining     average        As of       price of
  Exercise    December 31,  contractual    exercise    December 31,    options
   price          2000         life         price          2000      exercisable
 ----------    ---------    -----------    -------      ---------    -----------
                              (years)
   $  0.38       500,006        6.6        $  0.38        500,006      $  0.38
   $  1.04     1,769,902        6.9        $  1.04      1,209,743      $  1.04
   $  1.50     1,367,527        8.8        $  1.50        303,060      $  1.50
   $ 10.35       226,028        9.2        $ 10.35         25,503      $ 10.35
   $ 15.00       756,402        9.5        $ 15.00          4,721      $ 15.00
$19.625-20       764,310        9.7        $ 19.82             --           --
----------    ------------                 -------      ---------      ---------
   $ 6.10      5,384,175                   $  6.10      2,043,033      $  1.10
==========    ============                 =======      =========      =========


     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions for each of the three years in the period ended December 31, 2000: expected volatility of 0.001,
0.001 and 1.1; risk-free interest rates of 5.5%, 6% and 6.5%; dividend yields of 0% for each of the years, and a weighted-average expected life of the option of 3.44, 4.13 and 2.57 years.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The weighted average exercise prices and weighted average fair values of options granted for the years ended December 31, 1998, 1999 and 2000 were:


                                For exercise price on the grant date that:
                          ---------------------------------------------------
                             Equals market price     Is less than market price
                          ------------------------   ------------------------
                           Year ended December 31,    Year ended December 31,
                          ------------------------   ------------------------
                           1998     1999     2000     1998     1999     2000
                          ------   ------   ------   ------   ------   ------
     Weighted average
       exercise price     $ 1.04   $ 1.04   $17.73   $ 0.38   $ 1.43   $ 4.41

     Weighted average
       fair values on
       grant date         $ 0.17   $ 0.15   $11.74   $ 0.71   $ 0.63   $ 12.98




     Pro forma information under SFAS 123:

                                              YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                       1998           1999           2000
                                     ---------      ---------      ---------
                                                  IN THOUSANDS
                                             (EXCEPT PER SHARE DATA)
                                     ---------------------------------------
     Net loss as reported            $  (4,022)     $  (2,598)     $  (9,905)
     Pro forma net loss              $  (4,030)     $  (2,628)     $ (14,162)
     Pro forma basic and diluted
        net loss per share           $   (1.31)     $   (0.80)     $   (1.10)


     E.  EMPLOYEE SHARE PURCHASE PLAN:

     During 2000, the Company adopted its 2000 Employee Share Purchase Plan ("ESPP") and reserved 667,000 Ordinary Shares for issuance under the ESPP. The Plan provides eligible employees with the opportunity to acquire the Company's Ordinary Shares through periodic payroll deductions. The first payment period during which payroll deductions commenced started on October 1, 2000 and shall end on March 31, 2001. According to the Plan, eligible employees are entitled to purchase the Company's Ordinary Shares at the amount equal to the lower of 85% of the Company's share price at the beginning or at the end of the period.

     F.  DIVIDENDS:

     The Company does not intend to pay cash dividends in the foreseeable future.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9:- INCOME TAXES

     A.  ISRAELI INCOME TAX:

     The Company has been granted an "Approved Enterprise" status for three investment programs approved in 1992, 1994 and 1998, by the Israeli Government under the Law for Encouragement of Capital Investments, 1959 ("the Law").

     Undistributed Israeli income derived from the first and the third "Approved Enterprise" programs entitle the Company to a tax exemption for a period of two years and to a reduced tax rate of 10% - 25% for an additional period of five to eight years (depending on the level of foreign-investment in the Company). Undistributed Israeli income derived from the second "Approved Enterprise" program entitles the Company to a tax exemption of four years and to a reduced tax rate of 10%-25% for an additional period of three to six years (depending on the level of foreign-investment in the Company). These tax benefits are subject to a limitation of the earlier of twelve years from commencement of operations, or fourteen years from receipt of approval. Thereafter, the Company's income will be subject to the regular income tax rate of 36%. Since the Company has had no taxable income, the benefits have not yet commenced for all programs.

     The Company completed the implementation of its first and second investment programs in 1994 and 1998. The third program has not yet been completed.

     The tax exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability to the Company only upon the complete liquidation of the Company. If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company they would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits currently between 10% to 25% for an "Approved Enterprise". The Company's Board of Directors has determined that such tax exempt income will not be distributed as dividends.

     Income from sources other than the "Approved Enterprise" during the benefit period, will be subject to tax at the regular corporate tax rate of 36%. The Company has not utilized these tax benefits, since it has incurred losses from its inception.

     Results of the Company for tax purposes are measured and reflected in real terms in accordance with the changes in the Israeli CPI. As explained in Note 3, the financial statements are presented in U.S. dollars. The difference between the change in the Israel CPI and in the NIS\U.S. dollar exchange rate causes a difference between taxable income or loss and the income or loss reflected in the financial statements. In accordance with paragraph 9(f) of SFAS 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

     The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and as such is entitled to certain tax benefits, including accelerated rate of depreciation and deduction of public offering expenses. The Company has not utilized this tax benefit.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     B.  DEFERRED INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary's deferred tax liabilities and assets are as follows:
                                           DECEMBER 31,
                                       --------------------
                                         1999        2000
                                       --------    --------
                                           IN THOUSANDS
                                       --------------------
     Operating loss carryforward       $  4,208    $  8,718
     Reserves and allowances                574         685
                                       --------    --------
     Net deferred tax asset before
        valuation allowance               4,782       9,403
     Valuation allowance                 (4,782)     (9,403)
                                       --------    --------
     Net deferred tax asset            $     --    $     --
                                       ========    ========

     The Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. During fiscal year 2000, the Company provided for certain deferred tax assets and increased the valuation allowance by $421,000.

     C.  NET OPERATING LOSSES CARRYFORWARDS:

     The Company has accumulated losses for Israeli tax purposes as of December 31, 2000 of approximately $4.8 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

     Through December 31, 2000, Precise Software Solutions, Inc. had a U.S. federal net operating loss carryforward of approximately $17.8 million that can be carried forward and offset against taxable income for 15 to 20 years and will expire from 2009 to 2014.

     D.  INCOME (LOSS) FROM CONTINUED OPERATIONS CONSISTS OF THE FOLLOWING:

                              YEAR ENDED DECEMBER 31,
                       --------------------------------------
                          1998          1999          2000
                       ----------    ----------    ----------
                                    IN THOUSANDS
                       --------------------------------------
     Domestic          $   (2,434)   $      499    $      878
     Foreign               (1,588)       (3,097)      (10,783)
                       ----------    ----------    ----------
                       $   (4,022)   $   (2,598)   $   (9,905)
                       ==========    ==========    ==========

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 10:-COMMITMENTS AND CONTINGENT LIABILITIES

     A. THE COMPANY AND ITS SUBSIDIARIES LEASE THEIR FACILITIES UNDER NON-CANCELABLE OPERATING LEASE AGREEMENTS FOR PERIODS THROUGH 2004.

     Future minimum commitments under non-cancelable operating leases as of December 31, 2000, are as follows:

                         Year ended           Operating
                        December 31,            leases
                        ------------          ---------
                            2001              $   1,447
                            2002                  1,008
                            2003                    611
                            2004                    283
                                              ---------
                                              $   3,349
                                              =========

     Rent expenses under operating leases for the years ended December 31, 1998, 1999 and 2000, aggregate to approximately $276,000, $406,000 and $848,000, respectively.

     B.  ROYALTIES:

     1. The Company is committed to pay royalties to the Chief Scientist of the Ministry of Industry and Trade at a rate of 3.5% on the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100%-150% of dollar-linked research and development grants related to such projects.

         Royalties paid or accrued amounted to $173,000, $295,000 and $586,000 in 1998, 1999 and 2000, respectively.

         As of December 31, 2000, the Company has an outstanding contingent liability of $38,000.

     2. The Government of Israel, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in its foreign marketing expenses. The Company is committed to pay royalties at the rate of 4% of the increase in export sales, up to the amount of the grants and linked to the U.S. dollar.

         Royalties paid or accrued amounted to $155,000, $108,000 and $28,000 in 1998, 1999 and 2000, respectively.

         As of December 31, 2000, the Company has an no outstanding contingent liability.

     C.  CHARGES:

     The Company has placed a fixed charge on certain fixed assets in favor of the supplier of those assets.

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11:-SELECTED STATEMENTS OF OPERATIONS DATA

         FINANCIAL INCOME, NET:
                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                               1998        1999        2000
                                             -------     -------     -------
                                                       IN THOUSANDS
                                             -------------------------------
         Financial income:
            Interest and others              $   161     $   122     $ 3,217
            Foreign currency translation
              differences                         70           5         364
                                             -------     -------     -------

                                                 231         127       3,581
                                             -------     -------     -------
         Financial expenses:
            Interest and others                  (92)        (21)        (74)
            Foreign currency translation
              differences                       (105)        (35)       (416)
                                             -------     -------     -------

                                                (197)        (56)       (490)
                                             -------     -------     -------
                                             $    34     $    71     $ 3,091
                                             =======     =======     =======

                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 12:-SEGMENT, CUSTOMERS AND GEOGRAPHIC INFORMATION

     A.  SUMMARY INFORMATION ABOUT GEOGRAPHICAL AREAS:

     Precise operates in one industry segment, the development and marketing of performance software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". The following is a summary of operations within geographic areas based on customer's location.

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1999          2000
                                         ----------    ----------    ----------
                                                      IN THOUSANDS
                                         --------------------------------------
     Revenues from sales to unaffiliated
        customers:
        U.S.A.                           $    4,632    $    7,753    $   17,737
        North and South America
        (except U.S.A.)                         201           530         1,469
        Japan                                   509           340         1,249
        Far East (except Japan)                 156           701         1,322
        Europe and others                       691         2,290         5,771
                                         ----------    ----------    ----------
                                         $    6,189    $   11,614    $   27,548
                                         ==========    ==========    ==========

     Long-lived assets, by geographic
        region:
        Israel                           $      399    $      477    $    1,187
        United States                           434           495        16,613
        Europe                                   --            --         1,409
                                         ----------    ----------    ----------
                                         $      833    $      972    $   19,209
                                         ==========    ==========    ==========

     B.  MAJOR CUSTOMER DATA AS A PERCENTAGE OF TOTAL REVENUES:

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1999          2000
                                         ----------    ----------    ----------
                                                            %
                                         --------------------------------------
        Customer A                          4.0%          15.3%         6.7%
        Customer B                           --            0.8%        23.1%

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRECISE SOFTWARE SOLUTIONS LTD.

Date: March 21, 2001

                                      By:
                                         ---------------------------------------



                        POWER OF ATTORNEY AND SIGNATURES

    We, the undersigned officers and directors of Precise Software Solutions Ltd., hereby severally constitute and appoint Shimon Alon, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Precise Software Solutions Ltd. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title(s)                           Date
             ---------                              --------                           ----


                                         Chief Executive Officer and Director     March 21, 2001
  -----------------------------------    (Principal Executive Officer)

            Shimon Alon

                                         Chief Financial Officer (Principal       March 21, 2001
  -----------------------------------    Financial  Officer)

        J. Benjamin H. Nye

                                         International Controller (Principal      March 21, 2001
  -----------------------------------    Accounting Officer)
           Dror Elkayam


  -----------------------------------    Director and Chairman of the Board of    March 21, 2001
           Ron Zuckerman                 Directors

                                         Director                                 March 21, 2001
  -----------------------------------
           Robert Dolan

                                         Director                                 March 21, 2001
  -----------------------------------
           Mary Palermo

                                         Director                                 March 21, 2001
  -----------------------------------
            Yoseph Sela

                                         Director                                 March 21, 2001
  -----------------------------------
          Anton Simunovic


                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000
     EXHIBIT
      NUMBER                      DESCRIPTION OF DOCUMENT
    ---------

     2.1(1) Agreement and Plan of Merger by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and Certain Stockholders of Savant Corporation, dated as of October 27 2000

     2.2(1) Amendment to Agreement and Plan of Merger, dated as of November 13, 2000, by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and certain stockholders of Savant Corporation that are signatories thereto

     3.1(2)      Memorandum of Association of Registrant (English translation)

     3.2(2) Amendment to Memorandum of Association of Registrant, dated April 12, 2000 (English translation)

     3.3(2)      Amended and Restated Articles of Association of Registrant

     4.1(2)      Specimen of Ordinary Share Certificate

     10.1(2) Lease Agreement by and between Precise and Africa Israel Investments Ltd. dated April 29, 1997 (English translation)

     10.2(2) Sublease Agreement, by and between the Travelers Indemnity Company and Precise Software Solutions, Inc. dated June 3, 1999

     10.3(2)+ Application Software Vendor Agreement by and between Precise and Amdocs UK Limited dated January 12, 1998

     10.4(2)+ Software License Agreement by and between Precise and EMC Corporation dated March 19, 1999 and the amendments thereto dated October 5, 1999 and December 13, 1999

     10.5(2) Share Purchase Agreement by and among Precise and the Investors named therein, dated July 22, 1999, as amended on August 5, 1999

     10.6(2) Share Purchase Agreement by and among the Registrant and certain investors dated as of December 31, 1997

     10.7(2) Share Purchase and Shareholders Agreement by and among the Registrant, certain shareholders of the Registrant, Gemini Israel Fund LP, certain Advent Limited Partnerships and certain other purchasers dated May 6, 1996

     10.8(2) Agreement by and among the Registrant, certain shareholders of the Registrant, Gemini Israel Fund LP and certain Advent Limited Partnerships dated November 9, 1993

     10.9(2) Letter Agreement between Precise and EMC Investment Corporation dated April 18, 2000, as amended May 19, 2000 and June 26, 2000

     10.10(2) Form of Purchase Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. and Wit SoundView Corporation, dated as of June 29, 2000

     10.11(1) Form of Purchase Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. Dain Rauscher Incorporated, Wit SoundView Corporation and First Albany Corporation, dated as of November 15, 2000

     10.12(3) Registration Rights Agreement, dated as of December 5, 2000, between Precise Software Solutions Ltd. and Richard North as agent for the stockholders of Savant Corporation

     10.13(4) Employment Agreement dated as of November 23, 1998, as amended, between Precise and Shimon Alon

     10.14(4) Employment Agreement dated as of February 9, 2000, between Precise and J. Benjamin H. Nye

     10.15(4) Employment Agreement dated as of May 1, 1997, between Precise and Itzhak ("Aki") Ratner

     10.16(4)    1995 Share Option and Incentive Plan

     10.17(4)    1998 Share Option and Incentive Plan

     10.18(4)    2000 Employee Share Purchase Plan

     10.19(4) Form of indemnification agreement between Precise Software Solutions Ltd. and its executive officers

     10.20(4) Form of indemnification agreement between Precise Software Solutions, Inc. and its executive officers

     21.1        Subsidiaries of the Registrant

     23.1 Consent of Kost, Forer & Gabbay, a member of Ernst and Young International

     24.1        Powers of Attorney (included on page II-1)

------------

     + On June 29, 2000, the Securities and Exchange Commission granted confidential treatment as to certain portions, which portions were separately filed with the Securities and Exchange Commission pursuant to a confidential treatment request.

     (1) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-48878).

     (2) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992).

     (3) Incorporated herein by reference to the exhibits of the registrant's current report on Form 8-K dated as of December 20, 2000.

     (4) Indicates management contracts or any compensation plan, contract or arrangement required to be filed as an Exhibit pursuant to Item 14(c).