Form 10-K/A
period 2000-12-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2001-03-29
CIK 1111553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-30828

                        PRECISE SOFTWARE SOLUTIONS LTD.
                        -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           ISRAEL                                           NOT APPLICABLE
           ------                                           --------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION
                                                                NUMBER)

   1 HASHIKMA STREET                                           56518
   P.O. Box 88                                              (ZIP CODE)
   Savyon, Israel
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

This Form 10-K/A amends the Registrant's Form 10-K filed March 21, 2001 by filing the attached conformed signature pages.

[LOGO]                        KOST FORER & GABBAY           Phone: 972-3-6232525
ERNST & YOUNG                 3 Aminadav St.                Fax:   972-3-5622555
                              Tel-Aviv 67067, Israel


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


                                               /s/ Kost, Forer & Gabbay
                                         ---------------------------------------
Tel-Aviv, Israel                                   KOST, FORER & GABBAY
January 18, 2001                         A Member of Ernst & Young International

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PRECISE SOFTWARE SOLUTIONS LTD.

Date: March 21, 2001

                                             By: /s/ Shimon Alon
                                                 -------------------------------


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

                  SIGNATURE                                         TITLE(S)                               DATE

      /s/ Shimon Alon                                      Chief Executive Officer and Director     March 21, 2001
      -------------------------------------------------    (Principal Executive Officer)
                       Shimon Alon


      /s/ J. Benjamin H. Nye                               Chief Financial Officer (Principal       March 21, 2001
      -------------------------------------------------    Financial  Officer)
                       J. Benjamin H. Nye


      /s/ Dror Elkayam                                     International Controller (Principal      March 21, 2001
      -------------------------------------------------    Accounting Officer)
                       Dror Elkayam


      /s/ Ron Zuckerman                                    Director and Chairman of the Board of    March 21, 2001
      -------------------------------------------------    Directors
                       Ron Zuckerman

      /s/ Robert Dolan                                     Director                                 March 21, 2001
      -------------------------------------------------
                       Robert Dolan

      /s/ Mary Palermo                                     Director                                 March 21, 2001
      -------------------------------------------------
                       Mary Palermo

      /s/ Yoseph Sela                                      Director                                 March 21, 2001
      -------------------------------------------------
                        Yoseph Sela

      /s/ Anton Simunovic                                  Director                                 March 21, 2001
      -------------------------------------------------
                      Anton Simunovic

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRECISE SOFTWARE SOLUTIONS LTD.

Date: March 21, 2001

                                         By: /s/    Shimon Alon
                                            ----------------------------
                                            Shimon Alon, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                         TITLE(S)                               DATE

      /s/ Shimon Alon                                      Chief Executive Officer and Director     March 21, 2001
   ----------------------------------------------------    (Principal Executive Officer)
                        Shimon Alon


                            *                              Chief Financial Officer (Principal       March 21, 2001
   ----------------------------------------------------    Financial  Officer)
                    J. Benjamin H. Nye


                            *                              International Controller (Principal      March 21, 2001
   ----------------------------------------------------    Accounting Officer)
                       Dror Elkayam

                            *                              Director and Chairman of the Board of    March 21, 2001
   ----------------------------------------------------    Directors
                       Ron Zuckerman

                              *                            Director                                 March 21, 2001
   ----------------------------------------------------
                       Robert Dolan

                              *                            Director                                 March 21, 2001
   ----------------------------------------------------
                       Mary Palermo

                              *                            Director                                 March 21, 2001
   ----------------------------------------------------
                        Yoseph Sela

                              *                            Director                                 March 21, 2001
   ----------------------------------------------------
                      Anton Simunovic

      *By:  /s/ Shimon Alon                                Attorney-in-Fact                         March 21, 2001
            -------------------------------------------
                        Shimon Alon