Form 10-Q
period 2001-03-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2001-05-15
CIK 1111553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended   MARCH 31, 2001
                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                    to
                               ------------------    ------------------



                         Commission file number 0-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             (Exact Name of Registrant as Specified in Its Charter)


           Israel                                      Not Applicable
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
       of Organization)

                                1 Hashikma Street
                        P.O. Box 88 Savyon, 56518 Israel
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-635-2566


           Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  |X|   No

           At May 9, 2001, 26,460,543 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.
================================================================================

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
PART I:    FINANCIAL INFORMATION

   ITEM 1.    Consolidated Financial Statements:

      Condensed Consolidated Balance Sheets as of March 31,
        2001 (unaudited) and December 31, 2000...............................4-5

      Condensed Consolidated Statements of Operations (unaudited)
        for the three months ended March 31, 2001 and 2000.....................6

      Condensed Consolidated Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2001 and 2000...................7-8

      Notes to Condensed Consolidated Financial Statements (unaudited)......9-13

   ITEM 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................14-19

   ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.......19

PART II.   OTHER INFORMATION

   ITEM 1.    Legal Proceedings...............................................20

   ITEM 2.    Changes in Securities and Use of Proceeds........................*

   ITEM 3.    Defaults Upon Senior Securities..................................*

   ITEM 4.    Matters Submitted to a Vote of Security Holders..................*

   ITEM 5.    Other Information................................................*

   ITEM 6.    Exhibits and Reports on Form 8-K................................20


SIGNATURES....................................................................21

*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                          QUARTER ENDED March 31, 2001


                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                    DECEMBER 31,     MARCH 31,
                                                        2000            2001
                                                    -----------     -----------
                                                                     UNAUDITED
                                                                    -----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $    82,218     $    77,695
  Marketable securities                                  39,261          43,999
  Trade receivables, net of allowance for doubtful
    accounts (2000 - $74, 2001 - $89)                     5,834           6,323
  Other accounts receivable and prepaid expenses          3,688           3,510
                                                    -----------     -----------

Total current assets                                    131,001         131,527
                                                    -----------     -----------

MARKETABLE SECURITIES, NON CURRENT                       27,931          27,240
                                                    -----------     -----------

SEVERANCE PAY FUND                                          540             544
                                                    -----------     -----------

PROPERTY AND EQUPIMENT, NET                               2,696           3,044
                                                    -----------     -----------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
  (2000 - $99, 2001 - $737)                              16,513          15,265
                                                    -----------     -----------

                                                    $   178,681     $   177,620
                                                    ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                    DECEMBER 31,     MARCH 31,
                                                        2000            2001
                                                    -----------     -----------
                                                                     UNAUDITED
                                                                    -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                    $     1,452     $       909
  Deferred revenues                                       3,351           3,828
  Employees and payroll accruals                          3,903           2,713
  Accrued expenses                                        1,342             914
  Other accounts payable                                    806             436
                                                    -----------     -----------

Total current liabilities                                10,854           8,800
                                                    -----------     -----------

LONG-TERM LIABILITIES:
  Long-term debt                                            120             111
  Accrued severance pay                                     831             932
                                                    -----------     -----------

Total long-term liabilities                                 951           1,043
                                                    -----------     -----------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital        195,610         195,371
  Deferred stock compensation                            (2,717)         (2,004)
  Accumulated other comprehensive loss                      330             728
  Accumulated deficit                                   (26,347)        (26,318)
                                                    -----------     -----------

Total shareholders' equity                              166,876         167,777
                                                    -----------     -----------

                                                    $   178,681     $   177,620
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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        2000            2001
                                                    -----------     -----------
Revenues:
   Software licenses                                $     3,588     $     9,446
   Services                                                 954           2,064
                                                    -----------     -----------

                                                          4,542          11,510
                                                    -----------     -----------
Cost of revenues:
   Software licenses                                        116              70
   Services                                                 356             745
                                                    -----------     -----------

                                                            472             815
                                                    -----------     -----------

Gross profit                                              4,070          10,695
                                                    -----------     -----------

Operating expenses:
   Research and development                               1,019           2,236
   Selling and marketing                                  3,754           7,633
   General and administrative                               609           1,552
   Amortization of goodwill and intangible assets             -             638
   Amortization of deferred stock compensation              780             713
                                                    -----------     -----------

Total operating expenses                                  6,162          12,772
                                                    -----------     -----------

Operating loss                                           (2,092)         (2,077)
Financial income, net                                        37           2,106
                                                    -----------     -----------

Net income (loss)                                   $    (2,055)    $        29
                                                    ===========     ===========
Net income (loss) per share:

   Basic net income (loss) per share                $     (0.62)    $         -
                                                    ===========     ===========
   Weighted average number of shares used in
     computing basic net income (loss) per share
                                                          3,299          25,822
                                                    ===========     ===========

   Diluted net income (loss) per share              $     (0.62)    $         -
                                                    ===========     ===========
   Weighted average number of shares used in
     computing diluted net income (loss) per share
                                                          3,299          29,413
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


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ---------------------------
                                                                                     2000            2001
                                                                                 -----------     -----------
                                                                                          UNAUDITED
                                                                                 ---------------------------
Cash flows from operating activities:

   Net income (loss)                                                             $    (2,055)    $        29
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                       127             274
     Amortization of debenture premium                                                     -             (89)
     Amortization of deferred stock-based compensation                                   780             713
     Amortization of goodwill and intangible assets                                        -             638
     Increase in accrued severance pay, net                                              109              97
     Decrease (increase) in trade receivables, net                                       733            (515)
     Decrease (increase) in other accounts receivable and prepaid expenses              (525)            166
     Increase (decrease) in trade payables                                                80            (530)
     Increase in deferred revenues                                                       352             500
     Increase (decrease) in employee and payroll accrual                                 364          (1,173)
     Increase (decrease) in other accounts payable and accrued expenses                  109            (787)
     Other                                                                                10               -
                                                                                 -----------     -----------

Net cash provided by (used in) operating activities                                       84            (677)
                                                                                 -----------     -----------

Cash flows from investing activities:

   Purchase of property and equipment                                                   (205)           (635)
   Purchase of marketable securities                                                       -         (17,529)
   Purchase of other assets                                                                -             (73)
   Payment for acquisition of consolidated subsidiary (1)                               (250)              -
   Proceeds from sale of short term deposits                                             888               -
   Proceeds from redemption of marketable securities                                                  13,000
   Proceeds from sale of marketable securities                                             -           1,000
                                                                                 -----------     -----------

Net cash provided by (used in) investing activities                              $       433     $   (4,237)
                                                                                 -----------     -----------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ---------------------------
                                                                                     2000            2001
                                                                                 -----------     -----------
                                                                                          UNAUDITED
                                                                                 ---------------------------
Cash flows from financing activities:

   Short-term bank credit, net                                                   $       (27)    $         -
   Proceeds from exercise of options                                                       -             444
   Repayment of long-term debt                                                            (6)             (9)
                                                                                 -----------     -----------
Net cash provided by (used in) financing activities                                      (33)            435
                                                                                 -----------     -----------

Effect of exchange rate change on cash and cash equivalents                                -             (44)
                                                                                 -----------     -----------

Increase (decrease) in cash and cash equivalents                                         484          (4,479)
Cash and cash equivalents at the beginning of the period                               6,693          82,218
                                                                                 -----------     -----------

Cash and cash equivalents at the end of the period                               $     7,177     $    77,695
                                                                                 ===========     ===========

(1) In February 2000, the Company acquired all of the outstanding shares of Knight Fisk Software Ltd. The net estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition was as follows:
      Working deficiency, except cash and cash equivalents                       $        (8)
      Property and equipment                                                              41
      Long-term loans and other                                                          (45)
      Goodwill                                                                           718
                                                                                 -----------

                                                                                         706
      Options granted                                                                   (199)
      Payables                                                                          (257)
                                                                                 -----------

                                                                                 $       250
                                                                                 ===========


           Supplemental disclosure of cash flows activities:

           Cash paid during the period for:
              Interest                                                           $         1     $         5
                                                                                 ===========     ===========

           Non cash transactions:
              Adjustment to Savant Corporation acquisition                       $         -     $       683
                                                                                 ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:    BASIS OF PRESENTATION

           a.    Company:

                 Precise Software Solutions Ltd. (together with its subsidiaries, "the Company") was established in Israel on November 15, 1990. The Company is a provider of software products that assist organizations in monitoring and optimizing their information technology infrastructure, and of related consulting, training and support services.

           b.    Accounting:

                 The condensed consolidated financial statements have been prepared by Precise Software Solutions Ltd., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. While in the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2001 and the operating results and cash flows for the three months ended March 31, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

                 The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.


NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.    Cash, cash equivalents and short-term deposits:

                 The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents.

           b.    Marketable securities:

                 Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2001, all securities covered by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

           c.    Other assets:

                 Acquired workforce, acquired technology, purchased customer relationships, internet site capitalization costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, which are three to ten years.

           d.    Revenue recognition:

                 In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" as amended in June 2000, which summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the forth quarter of 2000. The adoption did not have a significant effect on the Company's consolidated result of operations or financial position.

                 Revenues from software sales are recognized in accordance with SOP 97-2 "Software Revenue Recognition", as amended. License revenues are comprised of perpetual license fees, which are derived from contracts with original equipment manufacturers ("OEM"), resellers, and end-customers. The Company and its subsidiaries generally do not grant rights of return. When a right of return exists, the Company and its subsidiaries defer the revenues until such right expires. The Company is entitled to fees from its OEMs upon the sublicensing of the Company's products to end-users. Fees due from each OEM are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs. License revenues from sales to resellers and end-customers are recognized upon delivery of the software (1) when collection is probable, (2) all license payments are due within one year, (3) the license fee is fixed or determinable, (4) vendor-specific objective evidence exists, (5) and persuasive evidence of an arrangement exists.

                 Service revenues are comprised of revenues from maintenance and support arrangements, consulting fees, and training, none of which are considered essential to the functionality of the software license. Revenues from support arrangements are deferred and recognized on a straight-line basis as service revenues over the life of the related agreement. Consulting and training revenues are recognized at the time the services are rendered. Customer advances in excess of revenue recognized are recorded as deferred revenues. The Company defers revenues associated with new products until these products are generally available.

                 Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of each element in the arrangement, in accordance with the "residual method" prescribed by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions." The Company's VSOE used to allocate the sales price to consulting, training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when
                 (1) there is VSOE of the fair values of all the undelivered elements other than those accounted for using long-term contract accounting, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied.

           e.    Impact of recently issued accounting standards:

                 The Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in June 1999 and its amendments, statements 137 and 138, in June 1999 and June 2000, respectively. These statements establish accounting and reporting standards regarding derivative instruments (including certain derivative instruments embedded in other contracts). The statement and related rule applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the impact of this new statement on the Company's consolidated balance sheets or results of operations to be material.


NOTE 3:  SHAREHOLDERS' EQUITY


                Stock options plans:

                        The following table summarizes information about stock options outstanding as of March 31, 2001:


                                                                                                    WEIGHTED AVERAGE
                                                                         NUMBER OF OPTIONS           EXERCISE PRICE
                                                                        ---------------------     ---------------------

                        Outstanding at December 31, 2000                      5,384,175                 $ 6.10
                        Granted                                               1,352,405                 $ 14.70
                        Exercised                                              (473,819)                $ 1.09
                        Forfeited                                              (208,780)                $ 13.53
                                                                        --------------------     ----------------------

                        Outstanding at March 31, 2001 (unaudited)             6,053,981                 $ 8.16
                                                                        ====================     ======================


NOTE 4:  NET INCOME (LOSS) PER SHARE

                 Basic net income (loss) per share is computed based on the weighted average number of Ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of Ordinary shares outstanding during each period, plus dilutive potential Ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share".

                 The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands except per share amounts):

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                   --------------------------------------
                                                                                         2000                 2001
                                                                                   -----------------     ----------------
                                                                                                 UNAUDITED
                                                                                   --------------------------------------
                Net income (loss)                                                   $    (2,055)         $           29
                                                                                   =================     ================

                Shares used in computing basic net income (loss) per share                3,299                25,822
                Effect of dilutive stock options                                              -                 3,591
                                                                                   -----------------     ----------------
                Shares used in computing diluted net income per share                     3,299                29,413
                                                                                   =================     ================

                Basic net income per share                                          $      (0.62)        $        -
                                                                                   =================     ================

                Diluted net income per share                                        $      (0.62)        $        -
                                                                                   =================     ================



NOTE 5:  COMPREHENSIVE INCOME (LOSS)

                The components of comprehensive income (loss), are as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       ---------------------------------------
                                                                                             2000                  2001
                                                                                       ------------------    -----------------
                                                                                                         UNAUDITED
                                                                                        --------------------------------------

                 Net income (loss)                                                            $ (2,055)         $       29

                 Other comprehensive income (loss):
                    Change in net unrealized gains on investments                                    -                 429
                    Change in exchange rate differences                                              -                 (31)
                                                                                        -----------------    -----------------

                 Total                                                                        $ (2,055)            $   427
                                                                                        =================    =================

NOTE 6:  SEGEMENTS INFORMATION


           a.    Summary information about geographical areas (in thousands):

                 The Company operates in one industry segment, the development and marketing of performance software products. Operations in Israel include research and development, selling and marketing. Operations in the United States include selling and marketing. The following is a summary of operations within geographic areas based on customer's location.


                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                         -------------------------------------------
                                                                                                 2000                    2001
                                                                                         ----------------------     ----------------
                                                                                                         UNAUDITED
                                                                                         -------------------------------------------
                               Revenues from sales to unaffiliated customers:
                                 U.S.A.                                                      $  3,364                $   5,930
                                 North and South America (except U.S.A)                           156                      589
                                 Asia                                                             323                    1,539
                                 Europe and others                                                699                    3,452
                                                                                         --------------------     ------------------

                                                                                             $  4,542                 $ 11,510
                                                                                         ====================     ==================

           b.    Summary information about geographical areas (in thousands):

                                                                                         DECEMBER 31,                 MARCH 31,
                                                                                                 2000                     2001
                                                                                         --------------------     ------------------
                                                                                         --------------------     ------------------
                                                                                                                      UNAUDITED
                                                                                                                  ------------------
                               Long-lived assets, by geographic region:
                                 Israel                                                     $   1,187               $    1,394
                                 United States                                                 16,613                   15,394
                                 Europe and others                                              1,409                    1,521
                                                                                         -------------------- --- ------------------
                                                                                         -------------------- --- ------------------

                                                                                             $ 19,209                $  18,309
                                                                                         ====================     ==================

           c.    Major customer data as a percentage of total revenues:

                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                         -------------------------------------------
                                                                                                 2000                    2001
                                                                                         ----------------------     ----------------
                                                                                                         UNAUDITED
                                                                                         -------------------------------------------

                               Customer A                                                        7.1%                   18.7%
                               Customer B                                                       19.7%                   23.9%

                                       13

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

OVERVIEW

     Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus from performance management software for mainframe systems to Information Technology infrastructure performance management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software for database monitoring. In 1998, we released several new products, including our Precise/Pulse! software for proactive monitoring, Precise/Presto for EMC software for monitoring databases along with EMC storage systems and Precise/Interpoint software for monitoring ERP applications. We introduced Precise/Insight and Precise/Foresight in April 2000 and February 2001, respectively.

     In February 2000, we completed the acquisition of all of the capital stock of Knight Fisk Software Ltd., or Knight Fisk, our U.K.-based distributor, for cash and options to purchase our ordinary shares. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Our total revenues and operating expenses from the U.K. have increased due to the Knight Fisk acquisition.

    In December 2000, we completed the acquisition of all of the capital stock of Savant Corporation for $16.6 million in a combination of cash and ordinary shares. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed.

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

    On January 1, 1998, we adopted American Institute of Certified Public Accountants Statement of Position 97-2, or SOP 97-2, related to revenue recognition for software products, and on March 15, 1999, we adopted SOP 98-9, related to software arrangements involving multiple elements. During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 (SAB 101), which summarizes the views of the staff of the U.S. Securities and Exchange Commission in applying generally accepted accounting principles to revenue recognition. Revenues from our OEM are recognized when we receive reports of fees due upon the sublicensing of our products by the OEM. Software license revenues on sales to resellers and end users are recognized when:

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

     Our condensed consolidated financial statements, which are included elsewhere in this report, are prepared in accordance with U.S. generally accepted accounting principles. The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct the majority of our business. We have operations in the U.S., the U.K., Israel, Benelux, Australia, Germany and France where business is usually conducted using the local currencies. We do not engage in any currency or exchange rate hedging activities to mitigate our exposure to these fluctuations. We may, however, engage in these types of transactions in the future.


RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                   Three months ended March 31,
Percent of Total Revenues:                             2000            2001
                                                       ----            ----
  Revenues:
   Software licenses...............................     79.0%          82.1%
   Services........................................     21.0           17.9
                                                        ----           ----
       Total revenues..............................     100.0          100.0
  Cost of revenues:
   Software licenses...............................      2.6            0.6
   Services........................................      7.8            6.5
                                                         ---            ---
       Total cost of revenues......................     10.4            7.1
                                                        ----            ---
Gross profit.......................................     89.6           92.9
Operating expenses:
  Research and development.........................     22.4           19.4
  Sales and marketing..............................     82.7           66.3
  General and administrative                            13.4           13.5
  Amortization of deferred stock compensation......
                                                        17.2            6.2
  Amortization of goodwill and intangible assets        0.0             5.5
                                                        ---             ---
       Total operating expenses....................     135.7          110.9
                                                        -----          -----
Operating loss.....................................    (46.1)         (18.0)
Financial income, net..............................      0.8           18.3
                                                         ---           ----
Net income (loss)..................................    (45.3)%         0.3%
                                                       =====           ===

REVENUES

     We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $11.5 million for the three months ended March 31, 2001 and $4.5 million for the comparable quarter of 2000, representing an increase of $7.0 million, or 153%.

     Revenues from sales of software licenses were $9.4 million for the three months ended March 31, 2001 and $3.6 million for the comparable quarter of 2000, representing an increase of $5.8 million, or 163%. The increase in software license revenues during these periods is attributable to the expansion of our direct sales force and indirect sales channels, recurring sales to our installed customer base, an increased average deal size, and the strength of our OEM relationship.

     Revenues from services were $2.1 million for the three months ended March 31, 2001 and $1.0 million for the comparable quarter of 2000, representing an increase of $1.1 million, or 116%. The increase in services revenue is attributable to additional maintenance agreements in the amount of approximately $0.8 million resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers. The professional consulting business was expanded in 2000, and resulted in an increase of approximately $0.3 million in consulting revenue for the first quarter of 2001 over the comparable quarter of 2000.

COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $0.8 million for the three months ended March 31, 2001 and $0.5 million for the comparable quarter of 2000, representing an increase of $0.3 million, or 73%. Cost of revenues as a percentage of total revenues was 7% for the three months ended March 31, 2001 and 10% for the comparable quarter of 2000.

     Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $70,000 for the three months ended March 31, 2001 and $116,000 for the comparable quarter of 2000, representing a decrease of $46,000, or 40%. The decrease is due to a decrease in royalties accrued in connection with royalty-bearing marketing grants, as these grants have been fully expensed. In addition, the decrease is due to a decrease in the royalties accrued to the Chief Scientist of the Ministry of Industry and Trade. The royalty was 3.5% on sales of products developed with the funds provided by the Chief Scientist, and the last portion of royalties owed relating to this grant were fully expensed in Q1 of 2001. Cost of software license revenues as a percentage of total software license revenues was 1% for the three months ended March 31, 2001 and 3% for the comparable quarter in 2000.

     Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $745,000 for the three months ended March 31, 2001 and $356,000 for the comparable quarter of 2000, representing an increase of $389,000, or 109%. The increases are due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues was 36% in the three months ended March 31, 2001 and 37% in the comparable quarter of 2000.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.2 million for the three months ended March 31, 2001 and $1.0 million for the comparable period of 2000, representing an increase of $1.2 million, or 119%. The increases were primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite. Research and development expenses as a percentage of total revenues were 19% in the three months ended March 31, 2001 and 22% in the comparable quarter of 2000. We expect the amount of research and development expenses to increase as we extend the functionality and development of our software and as we hire additional personnel.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $7.6 million for the three months ended March 31, 2001 and $3.7 million for the comparable quarter of 2000, representing an increase of $3.9 million, or 103%. These increases are attributable to the additional commission expenses from the increase in software license revenues, increased travel expenditures, and an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force. Sales and marketing expenses as a percentage of total revenues were 66% for the three months ended March 31, 2001 and 83% for the comparable period of 2000. We expect the amount of sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.5 million for the three months ended March 31, 2001 and $0.6 million for the comparable quarter of 2000, representing an increase of $0.9 million, or 155%. These increases are attributable to the increased personnel in our finance department and the increase in professional fees. General and administrative expenses as a percentage of total revenues were 14% for the three months ended March 31, 2001 and 13% for the comparable quarter in 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Deferred stock-based compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expenses decreased from $0.8 million for the three months ended March 31, 2000 to $0.7 million for the three months ended March 31, 2001, representing a decrease of $0.1 million, or 9%. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. The decrease is due to a portion of the deferred compensation balance being fully amortized at March 31, 2001. We had a $2.0 million deferred compensation balance at March 31, 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     The goodwill and intangible asset amortization consists primarily of charges to expense relating to reducing the goodwill related to the purchases of Knight Fisk and Savant Corporation. There was no amortization expense relating to the quarter ended March 31, 2000. Due to acquisitions and intangible asset purchases during fiscal year 2000, our amortization expense was $0.6 million for the three months ended March 31, 2001.

FINANCIAL INCOME, NET

     Financial income, net was $2.1 million for the three months ended March 31, 2001 and $37,000 for the comparable quarter of 2000, representing an increase of $2.1 million. The increase is attributable to interest earned on the investment of the initial public offering and secondary offering proceeds in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded operations primarily through the sales of our equity securities, including cash generated from our initial public offering, in June 2000, and our secondary public offering, in November 2000, which resulted in total net proceeds of approximately $147 million, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. As of March 31, 2001, our principal source of liquidity was $149 million of cash and cash equivalents and marketable securities. As of March 31, 2001, we had $111,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $0.9 million that is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. As of March 31, 2001, our accumulated net deficit was $26.3 million.

     Net cash used in operating activities for the three months ended March 31, 2001 was $0.7 million compared to $84,000 in cash provided from operating activities for the three months ended March 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 was primarily the result of decreases in accounts payable, employees and payroll accruals and accrued expenses, an increase in trade receivables, offset by amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, and an increase in deferred revenue for the period. Net cash provided in operating activities for the three months ended March 31, 2000 was primarily the result of a decrease in trade receivables, amortization of deferred stock-based compensation, an increase in deferred revenue, increased accruals, offset by an increase in other accounts receivables and prepaid expenses, and the net loss for the period.

     Net cash used in investing activities for the three months ended March 31, 2001 was $4.2 million compared to $0.4 million in cash provided from investing activities for the three months ended March 31, 2000. Investing activities for the three months ended March 31, 2001 consisted of $17.5 million in purchases of short-term and long-term marketable securities, $0.6 million related to capital expenditures, offset by $14.0 million in proceeds from the redemption and sale of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2000 consisted of $0.9 million in proceeds from the sale of short-term deposits, offset by $0.2 million in capital expenditures and $0.3 million in payments relating to the Knight Fisk acquisition. The majority of our capital investments were for computers, peripheral equipment and software.

     Net cash provided by financing activities for the three months ended March 31, 2001 was $0.4 million compared to $33,000 in cash used for financing activities for the three months ended March 31, 2000. Net cash provided by financing activities for the three months ended March 31, 2001 was primarily from the proceeds from the exercise of options. Net cash used in financing activities for the three months ended March 31, 2000 was primarily from the repayment of short-term bank credit.

     We believe that our existing cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have available sufficient cash to finance our operations, we may be required to obtain additional debt or equity financing. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms, or at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of Precise. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size, timing and recognition of revenue from major customers; the status of Precise's continuing relationship with Oracle; the status of Precise's continuing relationships with EMC, Amdocs and other sellers of Precise product; the ability to establish and effectively manage indirect distribution channels; the continued development of the market for Oracle databases and related applications software; market acceptance of new product offerings and Precise's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of its customers; Precise's ability to attract and retain key personnel; the development and expansion of Precise's direct sales force; risks associated with management of growth; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in Israel and Precise's international markets; as well as risks of downturns in economic conditions generally, and in the information technology and software industries specifically, and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Precise did not file any current reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRECISE SOFTWARE SOLUTIONS LTD.


Date  05/14/01                  By  /s/ Shimon Alon
    -------------------------      ---------------------------------------------
                                   Shimon Alon, Chief Executive Officer


Date  05/14/01                  By  /s/ J. Benjamin Nye
    -------------------------      ---------------------------------------------
                                   J. Benjamin H. Nye, Chief Financial Officer

Date  05/14/01                  By  /s/ Dror Elkayam
    -------------------------      ---------------------------------------------
                                   Dror Elkayam, Chief Accounting Officer