Form 10-Q
period 2001-06-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2001-08-14
CIK 1111553

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

      For the quarterly period ended JUNE 30, 2001
                                     -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                to
                                     --------------    --------------


                         Commission file number 0-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             (Exact Name of Registrant as Specified in Its Charter)


          Israel                                             Not Applicable
     (State or Other                                        (I.R.S. Employer
Jurisdiction of Organization)                              Identification No.)

                                1 Hashikma Street
                        P.O. Box 88 Savyon, 56518 Israel
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-635-2566


     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  |X|    No
                                                -----      -----

     At August 10, 2001, 26,725,450 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.

================================================================================

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                           PAGE


PART I:  FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets as of
                 June 30, 2001 (unaudited) and December 31, 2000............4-5

                 Condensed Consolidated Statements of Operations
                 (unaudited) for the three and six months ended
                 June 31, 2001 and 2000.......................................6

                 Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the three and six months ended
                 June 30, 2001 and 2000.....................................7-8

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)....................................9-13

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................14-19

         ITEM 3. Quantitative and Qualitative Disclosures
                 About Market Risk...........................................19


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings...........................................20

         ITEM 2. Changes in Securities and Use of Proceeds....................*

         ITEM 3. Defaults Upon Senior Securities..............................*

         ITEM 4. Matters Submitted to a Vote of Security Holders.............20

         ITEM 5. Other Information............................................*

         ITEM 6. Exhibits and Reports on Form 8-K............................21


SIGNATURES...................................................................22


*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                               DECEMBER 31,     JUNE 30,
                                                                   2000           2001
                                                                ----------     ----------
                                                                               UNAUDITED
                                                                               ----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   82,218     $   79,222
  Marketable securities                                             39,261         40,784
  Trade receivables, net of allowance for doubtful accounts
   (2000 - $74, 2001 - $99)                                          5,834          7,808
  Other accounts receivable and prepaid expenses                     3,688          3,247
                                                                ----------     ----------

Total current assets                                               131,001        131,061
                                                                ----------     ----------

MARKETABLE SECURITIES, NON CURRENT                                  27,931         32,113
                                                                ----------     ----------

SEVERANCE PAY FUND                                                     540            596
                                                                ----------     ----------

PROPERTY AND EQUPIMENT, NET                                          2,696          3,454
                                                                ----------     ----------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION
  (2000 - $99, 2001 - $1,391)                                       16,513         15,128
                                                                ----------     ----------

                                                                $  178,681     $  182,352
                                                                ==========     ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                               DECEMBER 31,     JUNE 30,
                                                                   2000           2001
                                                                ----------     ----------
                                                                               UNAUDITED
                                                                               ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                $    1,452     $    1,240
  Deferred revenues                                                  3,351          4,095
  Employees and payroll accruals                                     3,903          4,194
  Accrued expenses                                                   1,342          1,384
  Other accounts payable                                               806            659
                                                                ----------     ----------

Total current liabilities                                           10,854         11,572
                                                                ----------     ----------

LONG-TERM LIABILITIES:
  Long-term debt                                                       120            106
  Accrued severance pay                                                831            977
                                                                ----------     ----------

Total long-term liabilities                                            951          1,083
                                                                ----------     ----------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital                   195,610        196,746
  Deferred stock compensation                                       (2,717)        (1,536)
  Accumulated other comprehensive income                               330            595
  Accumulated deficit                                              (26,347)       (26,108)
                                                                ----------     ----------

Total shareholders' equity                                         166,876        169,697
                                                                ----------     ----------

                                                                $  178,681     $  182,352
                                                                ==========     ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                     --------------------------      --------------------------
                                                        2000            2001            2000            2001
                                                     ----------      ----------      ----------      ----------
                                                                             UNAUDITED
                                                     ----------------------------------------------------------
Revenues:
  Software licenses                                  $    4,875      $    9,995      $    8,463      $   19,441
  Services                                                  870           2,712           1,824           4,776
                                                     ----------      ----------      ----------      ----------
          Total revenues                                  5,745          12,707          10,287          24,217
                                                     ----------      ----------      ----------      ----------

Cost of revenues:
  Software licenses                                         181              42             297             112
  Services                                                  411             702             767           1,447
                                                     ----------      ----------      ----------      ----------
          Total cost of revenues                            592             744           1,064           1,559
                                                     ----------      ----------      ----------      ----------

Gross profit                                              5,153          11,963           9,223          22,658
                                                     ----------      ----------      ----------      ----------
Operating expenses:
  Research and development                                1,032           2,688           2,051           4,924
  Sales and marketing                                     4,555           8,121           8,309          15,754
  General and administrative                                740           1,586           1,337           3,138
  Amortization of goodwill and intangible assets             18             654              30           1,292
  Amortization of deferred stock compensation             2,938             469           3,718           1,182
                                                     ----------      ----------      ----------      ----------
Total operating expenses                                  9,283          13,518          15,445          26,290
                                                     ----------      ----------      ----------      ----------
Operating loss                                           (4,130)         (1,555)         (6,222)         (3,632)
Financial income, net                                        99           1,765             136           3,871
                                                     ----------      ----------      ----------      ----------

Net income (loss)                                    $   (4,031)     $      210      $   (6,086)     $      239
                                                     ==========      ==========      ==========      ==========
Net income (loss) per share:
  Basic and diluted net income (loss) per share      $    (1.21)     $     0.01      $    (1.83)     $     0.01
                                                     ==========      ==========      ==========      ==========
  Weighted average number of shares used in
  computing basic net income (loss) per share             3,336          26,405           3,318          26,114
                                                     ==========      ==========      ==========      ==========
  Weighted average number of shares used in
  computing diluted net income (loss) per share           3,336          29,959           3,318          29,688
                                                     ==========      ==========      ==========      ==========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                  2000            2001
                                                               ----------      ----------
                                                                        UNAUDITED
                                                               --------------------------
Cash flows from operating activities:

   Net income (loss)                                           $   (6,086)     $      239
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
      Depreciation                                                    233             573
      Amortization of debenture premium                              --              (133)
      Amortization of deferred stock-based compensation             3,718           1,181
      Amortization of goodwill and intangible assets                   30           1,292
      Decrease (increase) in trade receivables, net                 1,489          (1,996)
      Decrease (increase) in other accounts receivable and
        prepaid expenses                                             (321)            428
      Decrease in trade payables                                      (38)           (194)
      Increase in deferred revenues                                   261             766
      Increase in employees and payroll accruals                      412             307
      Increase (decrease) in other accounts payable and
        accrued expenses                                               53            (197)
      Increase in accrued severance pay, net                          101              90
      Other                                                             8            --
                                                               ----------      ----------

Net cash provided by (used in) operating activities                  (140)          2,356
                                                               ----------      ----------

Cash flows from investing activities:

   Purchase of property and equipment                                (508)         (1,340)
   Purchase of marketable securities                                 --           (33,260)
   Purchase of other assets                                          --              (490)
   Payment for acquisition of consolidated subsidiary                (507)           --
   Proceeds from sale of short term deposits                          888            --
   Proceeds from redemption of marketable securities                               24,210
   Proceeds from sale of marketable securities                       --             3,785
   Prepaid issuance expenses                                         (479)           --
                                                               ----------      ----------

Net cash used in investing activities                          $     (606)     $   (7,095)
                                                               ----------      ----------

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                  2000            2001
                                                               ----------      ----------
                                                                        UNAUDITED
                                                               --------------------------
Cash flows from financing activities:

   Short-term bank credit, net                                 $      (27)     $     --
   Proceeds from issuance of shares, net                              196            --
   Proceeds from exercise of options, net                            --             1,819
   Repayment of long-term debt                                        (17)            (14)
                                                               ----------      ----------

Net cash provided by financing activities                             152           1,805
                                                               ----------      ----------

Effect of exchange rate change on cash and cash equivalents          --               (62)
                                                               ----------      ----------

Decrease in cash and cash equivalents                                (594)         (2,996)
Cash and cash equivalents at the beginning of the period            6,693          82,218
                                                               ----------      ----------

Cash and cash equivalents at the end of the period             $    6,099      $   79,222
                                                               ==========      ==========
      Supplemental disclosure of cash flows activities:

      Cash paid during the period for:
           Interest                                            $        1      $        9
                                                               ==========      ==========

      Non cash transactions:
           Adjustment to Savant Corporation acquisition, net   $     --        $      583
                                                               ==========      ==========

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

        b. Accounting:

           The accompanying condensed interim consolidated financial statements have been prepared by Precise Software Solutions Ltd. in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively (the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2001 and the operating results and cash flows for the six months ended June 30, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed, as amended, with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform with current period representation.

           The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Cash and cash equivalents:

           The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents.

        b. Marketable securities:

           Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2001, all securities covered by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

        c. Other assets:

           Acquired workforce, acquired technology, purchased customer relationships, internet site capitalization costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, which are three to ten years.

        d. Revenue recognition:

           In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," as amended in June 2000, which summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have a significant effect on the Company's consolidated results of operations or financial position.

           Revenues from software sales are recognized in accordance with SOP 97-2 "Software Revenue Recognition", as amended. License revenues are comprised of perpetual license fees, which are derived from contracts with original equipment manufacturers ("OEM"), resellers, and end-customers. The Company and its subsidiaries generally do not grant rights of return. When a right of return exists, the Company and its subsidiaries defer the revenues until such right expires. The Company is entitled to fees from its OEMs upon the sublicensing of the Company's products to end-users. Fees due from each OEM are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs. License revenues from sales to resellers and end-customers are recognized upon delivery of the software (1) when collection is probable, (2) all license payments are due within one year, (3) the license fee is fixed or determinable, (4) vendor-specific objective evidence exists, and (5) persuasive evidence of an arrangement exists.

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

           In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No.
           142. Other intangible assets will continue to be amortized over their useful lives.

           The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 may result in an increase in net income. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE 3: SHAREHOLDERS' EQUITY

        Stock options plans:

           The following table summarizes information about stock options outstanding as of June 30, 2001:

                                                    NUMBER OF   WEIGHTED AVERAGE
                                                     OPTIONS     EXERCISE PRICE
                                                    ----------     ----------
           Outstanding at December 31, 2000          5,384,175     $     6.10
           Granted                                   1,669,252     $    15.44
           Exercised                                (1,037,330)    $     1.71
           Forfeited                                  (237,468)    $    13.44
                                                    ----------     ----------
           Outstanding at June 30, 2001(unaudited)   5,778,629     $     9.28
                                                    ==========     ==========


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

        The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                --------------------------     --------------------------
                                                   2000            2001           2000            2001
                                                ----------      ----------     ----------      ----------
                                                                        UNAUDITED
                                                ---------------------------------------------------------
        Net Income (loss)                       $   (4,031)     $      210     $   (6,086)     $      239
                                                ----------      ----------     ----------      ----------
        Shares used in computing basic net           3,336          26,405          3,318          26,114
        income (loss) per share
        Effect of dilutive stock options              --             3,554           --             3,574
                                                ----------      ----------     ----------      ----------
        Shares used in computing diluted             3,336          29,959          3,318          29,688
        net income (loss) per share

        Basic and diluted net income (loss)
         per share                              $    (1.21)     $     0.01     $    (1.83)     $     0.01
                                                ==========      ==========     ==========      ==========


NOTE 5: COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), are as follows:

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                --------------------------     --------------------------
                                                   2000            2001           2000            2001
                                                ----------      ----------     ----------      ----------
                                                                        UNAUDITED
                                                ---------------------------------------------------------

        Net Income (loss)                       $   (4,031)     $      210     $   (6,086)     $      239
                                                ----------      ----------     ----------      ----------
        Other comprehensive income (loss):
           Change in net unrealized gains
              on investments                           --             (122)           --              307
           Change in accumulated foreign
              currency translation adjustment          --              (11)           --              (42)
                                                ----------      ----------     ----------      ----------
                                                $   (4,031)     $       77     $   (6,086)     $      504
                                                ==========      ==========     ==========      ==========


NOTE 6: SEGEMENTS INFORMATION


        a. Summary information about geographical areas (in thousands):

           The Company operates in one industry segment, the development and marketing of performance software products. Operations in Israel and the United States include research and development, sales and marketing. Operations in the Europe and Australia include selling and marketing. The following is a summary of operations within geographic areas based on customer location.

                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           --------------------------      --------------------------
                                                              2000            2001            2000            2001
                                                           ----------      ----------      ----------      ----------
                                                                                    UNAUDITED
                                                           ----------------------------------------------------------
        Revenues from sales to unaffiliated customers:
           U.S.A                                           $    4,065      $    8,692      $    7,353      $   14,622
           North and South America (except U.S.A.)                142             824             249           1,413
           Asia                                                   489             856             869           2,512
           Europe and others                                    1,049           2,335           1,816           5,670
                                                           ----------      ----------      ----------      ----------
                                                           $    5,745      $   12,707      $   10,287      $   24,217
                                                           ==========      ==========      ==========      ==========

        b. Summary information about geographical areas (in thousands):

                                                          DECEMBER 31,      JUNE 30,
                                                              2000            2001
                                                           ----------      ----------
                                                                           UNAUDITED
                                                                           ----------
          Long-lived assets, by geographic region:
              Israel                                       $    1,187      $    2,018
              United States                                    16,613          14,958
              Europe and others                                 1,409           1,606
                                                           ----------      ----------
                                                           $   19,209      $   18,582
                                                           ==========      ==========


        c. Major customer data as a percentage of total revenues:

                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           --------------------------      --------------------------
                                                              2000            2001            2000            2001
                                                           ----------      ----------      ----------      ----------
                                                                                    UNAUDITED
                                                           ----------------------------------------------------------
           Customer A                                         5.7%            8.6%            6.3%            13.4%
           Customer B                                        27.0%           18.3%           23.3%            21.0%

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

OVERVIEW

     Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus from performance management software for mainframe systems to Information Technology infrastructure performance management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL, now called Precise Indepth for Oracle, software for database monitoring. In 1998, we released several new products, including our Precise/Pulse! software for proactive monitoring, Precise/Presto for EMC software for monitoring databases along with EMC storage systems and Precise/Interpoint software for monitoring ERP applications. We introduced Precise/Insight and Precise/Foresight in April 2000 and February 2001, respectively. In April 2001, we introduced Precise/Indepth for BEA WebLogic Server targeting the growing Java application market and Precise/Savvy for SAP R/3, which enhances Precise/Insight in ERP performance monitoring.

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

RESULTS OF OPERATIONS

     The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                       Three months             Six months
                                                      ended June 30,           ended June 30,
                                                   -------------------       -------------------
Percent of Total Revenues:                          2000         2001         2000         2001
                                                   ------       ------       ------       ------
Revenues:
   Licenses ...................................      84.9%        78.7%        82.3%        80.3%
   Services ...................................      15.1         21.3         17.7         19.7
                                                   ------       ------       ------       ------
      Total revenues ..........................     100.0        100.0        100.0        100.0
Cost of revenues:
   Licenses ...................................       3.1          0.3          2.8          0.4
   Services ...................................       7.2          5.5          7.5          6.0
                                                   ------       ------       ------       ------
      Total cost of revenues ..................      10.3          5.8         10.3          6.4
                                                   ------       ------       ------       ------
Gross profit ..................................      89.7         94.2         89.7         93.6
Operating expenses:
 Research and development .....................      18.0         21.2         19.9         20.3
 Sales and marketing ..........................      79.3         63.9         80.8         65.1
 General and administrative ...................      13.2         12.5         13.3         13.0
 Amortization of goodwill and intangible assets       0.0          5.1          0.0          5.3
 Amortization of deferred stock compensation ..      51.1          3.7         36.1          4.9
                                                   ------       ------       ------       ------
      Total operating expenses ................     161.6        106.4        150.1        108.6
                                                   ------       ------       ------       ------
Operating loss ................................     (71.9)       (12.2)       (60.4)       (15.0)
Financial income, net .........................       1.7         13.9          1.3         16.0
                                                   ------       ------       ------       ------
Net income (loss) .............................     (70.2)%        1.7%       (59.1)%        1.0%
                                                   ======       ======       ======       ======

REVENUES

     We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $12.7 million for the three months ended June 30, 2001 and $5.7 million for the comparable quarter of 2000, representing an increase of $7.0 million, or 121%, and were $24.2 million for the six months ended June 30, 2001 and $10.3 million for the comparable period of 2000, representing an increase of $13.9 million, or 135%.

     Revenues from sales of software licenses were $10.0 million for the three months ended June 30, 2001 and $4.9 million for the comparable quarter of 2000, representing an increase of $5.1 million, or 105%, and were $19.4 million for the six months ended June 30, 2001 and $8.5 million for the comparable period in 2000, representing an increase of $10.9 million, or 130%. The increase in software license revenues during these periods is attributable to the expansion of our direct sales force and indirect sales channels, recurring sales to our installed customer base, an increased average deal size, and the strength of our OEM relationship.

     Revenues from services were $2.7 million for the three months ended June 30, 2001 and $0.9 million for the comparable quarter of 2000, representing an increase of $1.8 million, or 212%, and were $4.8 million for the six months ended June 30, 2001 and $1.8 million for the comparable period of 2000, representing an increase of $3.0 million, or 162%. The increase in services revenue during the three and six month periods ended June 30, 2001 over the comparable periods in 2000 is attributable to additional maintenance agreements in the amount of approximately $1.4 million and $2.2 million, respectively, resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers. Our professional consulting business was expanded in 2000, and resulted in an increase of approximately $0.4 million and $0.7 million in consulting revenue for the three and six month periods ended June 30, 2001 over the comparable periods of 2000.

COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $744,000 for the three months ended June 30, 2001 and $592,000 for the comparable quarter of 2000, representing an increase of $152,000, or 26%, and were $1.6 million for the six months ended June 30, 2001 and $1.1 million for the comparable period of 2000, representing an increase of $0.5 million, or 47%. Cost of revenues as a percentage of total revenues was 6% for the three and six month periods ended June 30, 2001 and 10% for the comparable periods of 2000.

     Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $42,000 for the three months ended June 30, 2001 and $181,000 for the comparable quarter of 2000, representing a decrease of $139,000, or 77%, and were $112,000 for the six months ended June 30, 2001 and $297,000 for the comparable period in 2000, representing a decrease of $185,000, or 62%. The decrease for these periods is due to a decrease in royalties accrued in connection with royalty-bearing marketing grants, as these grants have been fully expensed. In addition, the decrease is due to a decrease in the royalties accrued to the Chief Scientist of the Ministry of Industry and Trade. The royalty was 3.5% on sales of products developed with the funds provided by the Chief Scientist, and the last portion of royalties owed relating to this grant were fully expensed in the first quarter of 2001. Cost of software license revenues as a percentage of total software license revenues was 1% for the three and six months ended June 30, 2001 and 4% for the comparable periods in 2000.

     Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $702,000 for the three months ended June 30, 2001 and $411,000 for the comparable quarter of 2000, representing an increase of $291,000, or 71%, and were $1.4 million for the six months ended June 30, 2001 and $0.8 million for the comparable period of 2000, representing an increase of $0.6 million, or 89%. The increase for these periods are due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues was 26% in the three months ended June 30, 2001 and 47% in the comparable quarter of 2000 and was 30% for the six months ended June 30, 2001 and 42% for the comparable period of 2000. A majority of the services revenue increase for these periods was related to maintenance revenue.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.7 million for the three months ended June 30, 2001 and $1.0 million for the comparable period of 2000, representing an increase of $1.7 million, or 160%, and were $4.9 million for the six months ended June 30, 2001 and $2.1 million for the comparable period of 2000, representing an increase of $2.8 million, or 140%. The increases for these periods was primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite, which included the release of three new products in the six month period ended June 30, 2001. Research and development expenses as a percentage of total revenues were 21% in the three months ended June 30, 2001 and 18% in the comparable quarter of 2000 and were 20% for both the six-month periods ended June 30, 2001 and 2000. We expect the amount of research and development expenses to increase as we extend the functionality and development of our software and as we hire additional personnel.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $8.1 million for the three months ended June 30, 2001 and $4.6 million for the comparable quarter of 2000, representing an increase of $3.5 million, or 78%, and were $15.8 million for the six months ended June 30, 2001 and $8.3 million for the comparable period in 2000, representing an increase of $7.5 million, or 90%. The increases for these periods are attributable to the additional commission expenses resulting from the increase in software license revenues, increased travel expenditures, and an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force. Sales and marketing expenses as a percentage of total revenues were 64% for the three months ended June 30, 2001 and 79% for the comparable period of 2000 and were 65% for the six months ended June 30, 2001 and 81% for the comparable period of 2000. We expect the amount of sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.6 million for the three months ended June 30, 2001 and $0.7 million for the comparable quarter of 2000, representing an increase of $0.9 million, or 114%, and were $3.1 million for the six months ended June 30, 2001 and $1.3 million for the comparable period in 2000, representing an increase of $1.8 million, or 130%. These increases are attributable to the increased personnel in our finance department and the increase in professional fees. General and administrative expenses as a percentage of total revenues were 13% for both the three and six month periods ended June 30, 2001 and 2000 and were 13% for both the six month periods ended June 30, 2001 and 2000.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     The goodwill and intangible asset amortization consists primarily of charges to expense relating to reducing the goodwill related to the purchases of Knight Fisk and Savant Corporation. Due to acquisitions and intangible asset purchases during 2000, our amortization expense was $0.7 million for the three months ended June 30, 2001 and $18,000 for the comparable quarter of 2000, and $1.3 million for the six months ended June 30, 2001 and $30,000 for the comparable period of 2000. The increase in the three and six months ended June 30, 2001 is related to the Savant acquisition, which closed on December 25, 2000.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Deferred stock-based compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expenses decreased to $0.5 million for the three months ended June 30, 2001 from $2.9 million for the comparable period in 2000, representing a decrease of $2.4 million, or 84%, and decreased to $1.2 million for the six months ended June 30, 2001 from $3.7 million for the comparable period of 2000, representing a decrease of $2.5 million, or 68%. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. The decrease for these periods is due to a portion of the deferred compensation balance being fully amortized at June 30, 2001. We had a $1.5 million deferred compensation balance at June 30, 2001.

FINANCIAL INCOME, NET

     Financial income, net was $1.8 million for the three months ended June 30, 2001 and $99,000 for the comparable quarter of 2000, representing an increase of $1.7 million and was $3.9 million for the six months ended June 30, 2001 and $136,000 for the comparable period in 2000, representing an increase of $3.7 million. The increase is attributable to interest earned on the investment of the initial public offering and secondary public offering proceeds in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have funded operations primarily through the sales of our equity securities, including cash generated from our initial public offering, in June 2000, and our secondary public offering, in November 2000, which resulted in total net proceeds of approximately $147 million, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. As of June 30, 2001, our principal source of liquidity was $152 million of cash and cash equivalents and marketable securities. As of June 30, 2001, we had $106,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $1.0 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of June 30, 2001, our accumulated net deficit was $26.1 million.

     Net cash provided by operating activities for the six months ended June 30, 2001 was $2.4 million compared to $140,000 in cash used in operating activities for the six months ended June 30, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was primarily the result of net income for the period, increases in trade payable, increases in employee and payroll accruals, the amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, depreciation and amortization, and an increase in deferred revenue for the period. These additive cash items were offset primarily by an increase in accounts receivable which reduced the cash provided by operations for the period. Net cash used in operating activities for the six months ended June 30, 2000 was primarily the result of the net loss of $6.1 million for the period. This loss was offset by the amortization of deferred stock-based compensation, depreciation and amortization, a decrease in accounts receivable, an increase in deferred revenues, an increase in employees and payroll accruals, and an increase in other accounts payable and accrued expenses.

     Net cash used in investing activities was $7.1 million and $0.6 million for the six-month periods ended June 30, 2001 and 2000, respectively. Investing activities for the six months ended June 30, 2001 consisted of $33.3 million in purchases of short-term and long-term marketable securities, $0.5 million related to other asset purchases, $1.3 million in capital expenditures, offset by $28.0 million in proceeds from the redemption and sale of marketable securities. Net cash used in investing activities for the six months ended June 30, 2000 consisted of $0.9 million in proceeds from the sale of short-term deposits, offset by $0.5 million in capital expenditures, $0.5 million in prepaid issuance expenses relating to our initial public offering, and $0.5 million in payments relating to the Knight Fisk acquisition. The majority of our capital investments were for computers, peripheral equipment and software.

     Net cash provided by financing activities was $1.8 million and $0.2 million for the six-month periods ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 was from the proceeds from the exercise of options. Net cash provided by financing activities for the six months ended June 30, 2000 was from the proceeds from the issuance of shares in the initial public offering, which was offset by the repayment of short-term bank credit and repayment of long-term debt.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's plans and objectives for future operations, as well as statements regarding the strategy and plans of Precise. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size, timing and recognition of revenue from major customers; the status of Precise's continuing relationship with Oracle; the status of Precise's continuing relationships with EMC, Amdocs and other sellers of Precise product; the ability to establish and effectively manage indirect distribution channels; the continued development of the market for Oracle databases and related applications software; market acceptance of new product offerings and Precise's ability to predict and respond to market developments; the failure to keep pace with the rapidly changing requirements of its customers; Precise's ability to attract and retain key personnel; the development and expansion of Precise's direct sales force; risks associated with management of growth; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in Israel and Precise's international markets; as well as risks of downturns in economic conditions generally, and in the information technology and software industries specifically, and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's Annual Report on Form 10-K filed, as amended, with the Securities and Exchange Commission.

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


ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders, held on May 15, 2001, the following members were re-elected to the Board of Directors for:

                                      Affirmative      Negative
                                         Votes           Votes
                                      -----------    ------------
     TERMS EXPIRING IN 2004

     Shimon Alon                       22,582,905         20,159
     Gary L. Fuhrman                   22,582,905         20,159


     The following proposals were approved at our Annual Meeting of
     Shareholders:

                                          Affirmative    Negative                    Broker
                                            Votes          Votes     Abstentions    Non-Votes
                                          ----------    ----------   -----------   -----------
1.   Amendment to the Company's 1998
     Share Option and Incentive Plan
     (the "Plan") increasing the number
     of Ordinary Shares, par value NIS
     0.03 per share, of the Company
     available for issuance under the     13,101,930     6,910,266       133,828     2,457,040
     Plan from 6,793,168 to 8,993,168
     shares, and to ratify the 1998
     Plan, as amended and restated.

2.   The compensation of the Chief
     Executive Officer of the Company,    20,973,327     1,494,762       134,975
     as required by Israeli law, for
     2001.

3.   Grant of options to Yoseph Sela,
     as required by Israeli law.          18,516,200     1,494,848       134,976     2,457,040

4.   Grant of options to Anton
     Simunovic, as required by Israeli    18,565,014     1,445,944       135,066     2,457,040
     law.

5.   Grant of options to Ron Zuckerman,
     as required by Israeli law.          18,565,114     1,446,034       134,876     2,457,040

6.   Grant of options to Gary L.
     Fuhrman, as required by Israeli law. 18,565,684     1,445,464       134,876     2,457,040




7.   Amendment to the Amended and
     Restated Articles of Association     21,961,147       504,023       137,894
     of the Company to change permitted
     record date for meetings of
     shareholders of the Company

8.   Ratify the selection of the firm of
     Kost, Forer & Gabbay, a member of
     Ernst & Young International, as the
     Company's independent auditors for   22,225,634       376,460           970
     the fiscal year ending December 31,
     2001 and authorize the Board of
     Directors to set their compensation





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Precise did not file any current reports on Form 8-K during the six-month period ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PRECISE SOFTWARE SOLUTIONS LTD.


Date     8/14/01                 By  /S/ Shimon Alon
      -------------                  -------------------------------------------
                                     Shimon Alon, Chief Executive Officer


Date     8/14/01                 By  /S/ J. Benjamin Nye
      -------------                  -------------------------------------------
                                     J. Benjamin H. Nye, Chief Financial Officer


Date     8/14/01                 By  /S/ Dror Elkayam
      -------------                  -------------------------------------------
                                     Dror Elkayam, Chief Accounting Officer