Form 10-Q
period 2001-09-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2001-11-14
CIK 1111553

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

         For the quarterly period ended SEPTEMBER 30, 2001
                                        ------------------

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Organization)

                              10 Hata'Asiya Street
                     P.O. Box 1066, Or-Yehuda, 60408 Israel
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code  972-(3)-634-5111
                                                    ----------------
                                1 Hashikma Street
                        P.O. Box 88 Savyon, 56518 Israel
                        --------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X    No
     ---       ---

         At November 13, 2001, 27,867,503 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.
================================================================================

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
PART I:    FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
          2001 (unaudited) and December 31, 2000............................4-5

          Condensed Consolidated Statements of Operations (unaudited)
          for the three and nine months ended September 30,
          2001 and 2000.......................................................6

          Condensed Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 2001 and 2000.............7-8

          Notes to Condensed Consolidated Financial
          Statements (unaudited)...........................................9-15

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................15-21

     ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.....21

PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................22

     ITEM 2.  Changes in Securities and Use of Proceeds.......................*

     ITEM 3.  Defaults Upon Senior Securities.................................*

     ITEM 4.  Matters Submitted to a Vote of Security Holders.................*

     ITEM 5.  Other Information...............................................*

     ITEM 6.  Exhibits and Reports on Form 8-K...............................22


SIGNATURES...................................................................23


*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                     DECEMBER 31,          SEPTEMBER 30,
                                                                         2000                  2001
                                                                     ------------          ------------
                                                                        AUDITED             UNAUDITED
                                                                     ------------          ------------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $     82,218          $     43,071
  Marketable securities                                                    39,261                38,093
  Trade receivables, net of allowance for doubtful accounts
   (2000 - $74, 2001 - $182)                                                5,834                10,046
  Other accounts receivable and prepaid expenses                            3,688                 3,787
                                                                     ------------          ------------

Total current assets                                                      131,001                94,997
                                                                     ------------          ------------

MARKETABLE SECURITIES, NON CURRENT                                         27,931                53,611
                                                                     ------------          ------------

SEVERANCE PAY FUND                                                            540                   639
                                                                     ------------          ------------

PROPERTY AND EQUPIMENT, NET                                                 2,696                 4,415
                                                                     ------------          ------------

GOODWILL AND INTANGIBLE ASSETS, NET OF ACCUMULATED
AMORTIZATION (2000 - $99, 2001 - $2,224)                                   16,513                46,497
                                                                     ------------          ------------
OTHER ASSETS                                                                 --                     590
                                                                     ------------          ------------

                                                                     $    178,681          $    200,749
                                                                     ============          ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                     DECEMBER 31,           SEPTEMBER 30,
                                                                         2000                   2001
                                                                     ------------           ------------
                                                                       AUDITED               UNAUDITED
                                                                     ------------           ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                     $      1,452           $      1,682
  Deferred revenues                                                         3,351                  5,522
  Employees and payroll accruals                                            3,903                  5,588
  Accrued expenses                                                          1,342                  2,477
  Other accounts payable                                                      806                    593
                                                                     ------------           ------------

Total current liabilities                                                  10,854                 15,862
                                                                     ------------           ------------

LONG-TERM LIABILITIES:
  Other long-term debt                                                        120                    193
  Accrued severance pay                                                       831                  1,020
                                                                     ------------           ------------

Total long-term liabilities                                                   951                  1,213
                                                                     ------------           ------------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital                          195,610                208,842
  Deferred stock compensation                                              (2,717)                (1,019)
  Accumulated other comprehensive income                                      330                  1,507
  Accumulated deficit                                                     (26,347)               (25,656)
                                                                     ------------           ------------

Total shareholders' equity                                                166,876                183,674
                                                                     ------------           ------------

                                                                     $    178,681           $    200,749
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

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                           -------------------------         -------------------------
                                                             2000             2001             2000             2001
                                                           --------         --------         --------         --------
                                                                                    UNAUDITED
                                                           -----------------------------------------------------------
Revenues:
  Software licenses                                        $  6,412         $ 11,300         $ 14,875         $ 30,741
  Services                                                    1,227            3,028            3,051            7,804
                                                           --------         --------         --------         --------
          Total revenues                                      7,639           14,328           17,926           38,545
                                                           --------         --------         --------         --------
Cost of revenues:
  Software licenses                                             187               69              484              181
  Services                                                      407              766            1,174            2,213
                                                           --------         --------         --------         --------
          Total cost of revenues                                594              835            1,658            2,394
                                                           --------         --------         --------         --------

Gross profit                                                  7,045           13,493           16,268           36,151
                                                           --------         --------         --------         --------
Operating expenses:
  Research and development                                    1,386            2,850            3,437            7,774
  Sales and marketing                                         5,478            8,688           13,787           24,442
  General and administrative                                  1,240            1,887            2,577            5,025
   Amortization of intangible assets and in-process
   research and development                                      33              833               63            2,125
   Amortization of deferred stock compensation                1,235              404            4,953            1,586
                                                           --------         --------         --------         --------

Total operating expenses                                      9,372           14,662           24,817           40,952
                                                           --------         --------         --------         --------

Operating loss                                               (2,327)          (1,169)          (8,549)          (4,801)
Financial income, net                                         1,236            1,621            1,372            5,492
                                                           --------         --------         --------         --------

Net income (loss)                                          $ (1,091)        $    452         $ (7,177)        $    691
                                                           ========         ========         ========         ========
Net income (loss) per share:

   Basic net income (loss) per share                       $  (0.05)        $   0.02         $  (0.76)        $   0.03
                                                           ========         ========         ========         ========
   Weighted average number of shares used in
   computing basic net income (loss) per share               21,571           26,942            9,451           26,390
                                                           ========         ========         ========         ========

   Diluted net income (loss) per share                     $  (0.05)        $   0.02         $  (0.76)        $   0.02
                                                           ========         ========         ========         ========
   Weighted average number of shares used in
   computing diluted net income (loss) per share             21,571           29,757            9,451           29,710
                                                           ========         ========         ========         ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        ---------------------------
                                                                                          2000               2001
                                                                                        --------           --------
                                                                                                 UNAUDITED
                                                                                        ---------------------------
Cash flows from operating activities:

  Net income (loss)                                                                     $ (7,177)          $    691
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Depreciation                                                                             341                923
     Amortization of debenture premium                                                      --                  (37)
    Amortization of deferred stock compensation                                            4,953              1,586
     Amortization of intangible assets and in-process research and development                63              2,125
    Decrease (increase) in trade receivables, net                                            703             (3,562)
    Decrease (increase) in other accounts receivable and prepaid expenses                 (2,831)               701
    Increase in other assets                                                                --                 (109)
    Increase (decrease) in trade payables                                                  1,104               (235)
     Increase in deferred revenues                                                           455                953
     Increase in employees and payroll accruals                                              177              1,462
    Increase in accrued expenses                                                             909              1,004
    Increase (decrease) in other accounts payable                                            193               (818)
    Increase in accrued severance pay, net                                                   119                 90
     Other                                                                                     9               --
                                                                                        --------           --------

Net cash provided by (used in) operating activities                                         (982)             4,774
                                                                                        --------           --------

Cash flows from investing activities:

  Purchase of property and equipment                                                      (1,337)            (2,170)
  Purchase of marketable securities                                                      (55,173)           (67,638)
  Purchase of other assets                                                                  (112)            (1,315)
  Payment for acquisition of consolidated subsidiary                                        (507)              --
  Payment for acquisition of consolidated subsidiary (1)                                    --              (20,120)
  Proceeds from sale of short term deposits                                                  888               --
   Proceeds from redemption of marketable securities                                        --               41,210
  Proceeds from sale of marketable securities                                               --                3,785
                                                                                        --------           --------

Net cash used in investing activities                                                   $(56,241)          $(46,248)
                                                                                        --------           --------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                PRECISE SOFTWARE SOLUTIONS LTD. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                        2000                 2001
                                                                     ----------           ----------
                                                                                UNAUDITED
                                                                     -------------------------------
Cash flows from financing activities:

  Short-term bank credit, net                                        $      (24)          $     --
   Proceeds from issuance of shares, net                                 75,948                 --
   Proceeds from exercise of options, net                                   304                2,285
  Repayment of long-term debt                                              (251)                 (20)
                                                                     ----------           ----------

Net cash provided by financing activities                                75,977                2,265
                                                                     ----------           ----------

Effect of exchange rate change on cash and cash equivalents                --                     62
                                                                     ----------           ----------

Increase (decrease) in cash and cash equivalents                         18,754              (39,147)
Cash and cash equivalents at the beginning of the period                  6,693               82,218
                                                                     ----------           ----------

Cash and cash equivalents at the end of the period                   $   25,447           $   43,071
                                                                     ==========           ==========

(1)   Payment for acquisition of consolidated subsidiary:

        In September 2001, the Company acquired all of the outstanding ordinary shares of W. Quinn Associates, Inc. The net fair value of the assets acquired was as follows:

        Working deficiency, except cash and cash equivalents                                    (478)
         Fixed assets                                                                            475
         Long term loans                                                                         (93)
         Other assets                                                                            481
         Intangible assets                                                                    32,134
         In-process research and development                                                      86
                                                                                          ----------
                                                                                              32,605
         Issuance of shares, net                                                             (12,485)
                                                                                          ----------
                                                                                              20,120

         Supplemental disclosure of cash flows activities:
         -------------------------------------------------

         Cash paid during the period for:

           Interest                                                  $        1           $       14
                                                                     ==========           ==========
         Non cash transactions:
            Adjustment to Savant Corporation acquisition, net        $        -           $    1,426
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

              b.     Accounting:

                     The accompanying condensed interim consolidated financial statements have been prepared by Precise Software Solutions Ltd. in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2001 and the operating results and cash flows for the nine months ended September 30, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

                     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2001.

              c.     Reclassification:

                     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2:       ACQUISITION OF W. QUINN ASSOCIATES, INC.

                     In September 2001, the Company acquired all the outstanding ordinary shares of W. Quinn Associates ("W. Quinn") in consideration of approximately $34.1 million. The total purchase price consisted of $21.6 million paid in cash and $12.5 million paid in the form of 774,413 ordinary shares. The consideration included $1.5 million of transaction costs, consisting primarily of legal, finders fee, accounting, and valuation fees.

                     In addition, W. Quinn's shareholders received the right to receive additional ordinary shares in an amount equal to $17.5 million, based on the achievement of certain post-acquisition revenue and performance targets relating to the next year. The acquisition of W. Quinn was accounted for under the purchase method.

                     In connection with the W. Quinn acquisition, the Company recorded a one-time expense of $86,000 to write-off software acquired from W. Quinn for which technological feasibility has not yet been established and for which no alternative future use exists.

                     The Company acquired tangible assets amounting to $1.9 million. Other intangible assets acquired had an estimated fair value of $32.1 million. Based upon the preliminary valuation of tangible and intangible assets acquired, Precise has allocated the total cost of the acquisition to
                     W. Quinn assets as follows:

                                                                SEPTEMBER 30,
                                                                    2001
                                                             ------------------
                                                              (IN THOUSANDS)
                                                             ------------------
                                                                 UNAUDITED
                                                             ------------------
                         Intangible assets, patents,
                         trademarks, and relationships       $       5,264
                         Developed technology                        1,317
                         Goodwill                                   25,553
                                                             ------------------

                                                             $      32,134

         Pro forma financial information:

                     W. Quinn's results of operations are included in the Company's consolidated results of operations from September 5, 2001. The following unaudited pro forma information represents the results of operations for the Company and W. Quinn for the periods ended September 30, 2000 and September 30, 2001, as if the acquisition had been consummated as of January 1, 2000 and January 1, 2001, respectively. This pro forma information does not purport to be indicative of what may occur in the future.

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                             ----------------------------------
                                                  2000               2001
                                             ---------------     --------------
                                                       IN THOUSANDS
                                                  (EXCEPT PER SHARE DATA)
                                             ----------------------------------
                                                         UNAUDITED
                                             ----------------------------------

                     Total revenues          $     24,753         $   45,700
                                             ===============     ==============

                     Net loss                      (6,707)            (1,683)
                                             ===============     ==============
                     Basic and diluted net
                     loss per share          $      (0.66)       $     (0.06)
                                             ===============     ==============

NOTE 3:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.     Cash and cash equivalents:

                     The Company considers all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents.

              b.     Marketable securities:

                     Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2001, all securities covered by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

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

                     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Application of the non-amortization provisions of SFAS No. 142 may result in an increase in net income.

                     FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FASB's new rules on the asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 are not expected to have a material effect on the Company's financial position or operating results.

NOTE 4:       SHAREHOLDERS' EQUITY

                     Stock options plans:

                            The following table summarizes information about stock options outstanding as of September 30, 2001:

                                                                                                        WEIGHTED AVERAGE
                                                                                  NUMBER OF OPTIONS      EXERCISE PRICE
                                                                                  ------------------    ------------------

                            Outstanding at December 31, 2000                          5,384,175              $  6.10
                            Granted                                                   1,659,752              $ 15.41
                            Exercised                                                (1,180,175)             $  1.59
                            Forfeited                                                  (275,328)             $ 13.74
                                                                                  ------------------    ------------------

                            Outstanding at September 30, 2001 (unaudited)             5,588,424              $  9.44
                                                                                  ==================    ==================

NOTE 5:       NET INCOME (LOSS) PER SHARE

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

                     The following table presents the calculation of unaudited basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED SEPTEMBER       NINE MONTHS ENDED SEPTEMBER
                                                                        30,                               30,
                                                          --------------------------------   -------------------------------
                                                               2000            2001               2000           2001
                                                               ----            ----               ----           ----
                                                                                      UNAUDITED
                                                          ------------------------------------------------------------------

                Net Income (loss)                            $ (1,091)      $    452            $ (7,177)       $   691
                                                          --------------------------------   -------------------------------

                Shares used in computing basic net
                income (loss) per share                        21,571         26,942               9,451         26,390
                Effect of dilutive stock options                    -          2,815                   -          3,320
                                                          --------------------------------   -------------------------------
                Shares used in computing diluted net
                income (loss) per share                        21,571         29,757               9,451         29,710

                Basic net income (loss) per share            $  (0.05)         $0.02            $  (0.76)       $  0.03
                                                          ================================   ===============================

                Diluted net income (loss) per share          $  (0.05)      $   0.02            $  (0.76)       $  0.02
                                                          ================================   ===============================

NOTE 6:       COMPREHENSIVE INCOME (LOSS)

              The components of comprehensive income (loss) are as follows (in thousands):

                                                           THREE MONTHS ENDED SEPTEMBER       NINE MONTHS ENDED SEPTEMBER
                                                                        30,                               30,
                                                          --------------------------------   -------------------------------
                                                               2000            2001               2000           2001
                                                               ----            ----               ----           ----
                                                                                      UNAUDITED
                                                          ------------------------------------------------------------------
                    Net Income (loss)                     $   (1,091)       $    452         $   (7,177)       $     691
                                                          --------------------------------   -------------------------------
                    Other comprehensive income (loss):
                       Change in net unrealized gains
                          on investments                         43              808                 43            1,115
                       Change in accumulated foreign
                          currency translation adjustment        (2)             104                 (2)              62
                                                          --------------------------------   -------------------------------
                                                          $  (1,050)        $  1,364         $   (7,136)       $   1,868
                                                          ================================   ===============================

NOTE 7:       SEGEMENTS INFORMATION

         a.   Summary information about geographical areas (in thousands):

                     The Company operates in one industry segment, the development and marketing of performance software products. Operations in Israel and the United States include research and development, sales and marketing. Operations in Europe and Australia include selling and marketing. The following is a summary of operations within geographic areas based on customer location.

                                                           THREE MONTHS ENDED SEPTEMBER       NINE MONTHS ENDED SEPTEMBER
                                                                        30,                               30,
                                                          --------------------------------   -------------------------------
                                                               2000            2001               2000           2001
                                                               ----            ----               ----           ----
                                                                                      UNAUDITED
                                                          ------------------------------------------------------------------
          Revenues from sales to unaffiliated customers:
             U.S.A.                                         $     4,863   $      7,795        $     12,216     $   22,417
             North and South America (except U.S.A.)                630            876                 879          2,290
             Asia                                                   762            748               1,631          3,259
             Europe and others                                    1,384          4,909               3,200         10,579
                                                          ------------------------------------------------------------------
                                                            $     7,639   $     14,328        $     17,926     $   38,545
                                                          ================================   ===============================

b.       Summary information about geographical areas (in thousands):

                                                                                  DECEMBER 31,            SEPTEMBER 30,
                                                                                     2000                     2001
                                                                              -------------------      --------------------
                                                                                    AUDITED                UNAUDITED
                                                                              -------------------      --------------------
          Long-lived assets, by geographic region:
              Israel                                                             $     1,187              $    3,104
              United States                                                           16,613                  46,757
              Europe and others                                                        1,409                   1,641
                                                                              -------------------      --------------------

                                                                                 $    19,209              $   51,502
                                                                              ===================      ====================

c.       Major customer data as a percentage of total revenues:

                                                           THREE MONTHS ENDED SEPTEMBER       NINE MONTHS ENDED SEPTEMBER
                                                                        30,                               30,
                                                          --------------------------------   -------------------------------
                                                               2000            2001               2000           2001
                                                               ----            ----               ----           ----
                                                                                      UNAUDITED
                                                          ------------------------------------------------------------------

             Customer A                                        3.7 %           25.8 %              5.2 %         17.9 %
             Customer B                                       27.6 %           19.1 %             26.2 %         20.3 %

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

OVERVIEW

    Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus from performance management software for mainframe systems to Information Technology infrastructure performance management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software, now called Precise Indepth for Oracle, for database monitoring. In 1998, we released several new products, including our Precise/Pulse! software for proactive monitoring, Precise/Presto for EMC software for monitoring databases along with EMC storage systems and Precise/Interpoint software for monitoring ERP applications. We introduced Precise/Insight and Precise/Foresight in April 2000 and February 2001, respectively. In December 2000, we added Precise/Savant (formerly Savant Diagnostic Center) to our product suite through the acquisition of Savant Corporation. In April 2001, we introduced Precise/Indepth for BEA WebLogic Server targeting the growing Java application market and Precise/Savvy for SAP R/3, which enhances Precise/Insight in ERP performance monitoring. In July 2001, we introduced Precise/Indepth for DB2 UDB targeting the substantial DB2 installed base, new customers moving to DB2, and business application ISVs embracing DB2 as their primary platform. In August 2001, we introduced Precise/Crosspoint, Precise/Indepth for IBM Websphere, and Precise/Savvy for BEA Tuxedo.

    In September 2001, we completed the acquisition of all of the capital stock of W. Quinn Associates, Inc. for approximately $34.1 million in a combination of cash and ordinary shares. The total purchase price consisted of $21.6 million paid in cash and $12.5 million paid in the form of 774,413 ordinary shares. In addition, W. Quinn shareholders received the right to receive additional ordinary shares in an amount equal to $17.5 million, based on achievement of certain post-acquisition revenue and performance targets for next year. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. The Company acquired tangible assets of $1.9 million. Of the total purchase price, which included direct acquisition costs, $25.6 million was allocated to goodwill-type assets, representing the excess of the aggregate purchase price over the fair value of net assets assumed, $1.3 million was allocated to purchased technology, $5.2 million was allocated to patents, trademarks and relationships, and a one-time charge of approximately $86,000 was charged on our statement of operations for acquired in-process research and development was taken in September 2001.

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

RESULTS OF OPERATIONS

    The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                             Three months ended       Nine months ended
                                                               September 30,            September 30,

Percent of Total Revenues:                                   2000         2001         2000        2001
                                                             ----         ----         ----        ----
 Revenues:
   Licenses...............................................    83.9%       78.9%         83.0%      79.8%
   Services...............................................    16.1        21.1          17.0       20.2
                                                              ----        ----          ----       ----
      Total revenues......................................   100.0       100.0         100.0      100.0
 Cost of revenues:
   Licenses...............................................     2.4         0.5           2.7        0.5
   Services...............................................     5.3         5.3           6.5        5.7
                                                               ---         ---           ---        ---
      Total cost of revenues..............................     7.7         5.8           9.2        6.2
                                                               ---         ---           ---        ---
Gross profit..............................................    92.3        94.2          90.8       93.8
Operating expenses:
  Research and development................................    18.1        19.9          19.2       20.2
  Sales and marketing.....................................    71.7        60.6          76.9       63.4
 General and administrative                                   16.2        13.2          14.4       13.0
  Amortization of intangible assets and in-process
  research and development..............................       0.4         5.8           0.4        5.5
 Amortization of deferred stock compensation.........         16.2         2.8          27.6        4.1
                                                              ----         ---          ----        ---
      Total operating expenses............................   122.6       102.3         138.5      106.2
                                                              -----       -----         -----      -----
Operating income (loss)...................................   (30.3)       (8.1)        (47.7)     (12.4)
Financial income, net.....................................    16.2        11.3           7.7       14.2
                                                              ----        ----           ---       ----
Net income (loss).........................................   (14.1)%       3.2%        (40.0)%      1.8%
                                                             =====         ===         =====        ===

REVENUES

    We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $14.3 million for the three months ended September 30, 2001 and $7.6 million for the comparable quarter of 2000, representing an increase of $6.7 million, or 88%, and were $38.5 million for the nine months ended September 30, 2001 and $17.9 million for the comparable period of 2000, representing an increase of $20.6 million, or 115%.

    Revenues from sales of software licenses were $11.3 million for the three months ended September 30, 2001 and $6.4 million for the comparable quarter of 2000, representing an increase of $4.9 million, or 76%, and were $30.7 million for the nine months ended September 30, 2001 and $14.9 million for the comparable period in 2000, representing an increase of $15.9 million, or 107%. The increase in software license revenues during these periods is attributable to the expansion of our direct sales force and indirect sales channels, recurring sales to our installed customer base, the addition of new products, an increased average deal size, and the strength of our OEM relationship.

    Revenues from services were $3.0 million for the three months ended September 30, 2001 and $1.2 million for the comparable quarter of 2000, representing an increase of $1.8 million, or 147%, and were $7.8 million for the nine months ended September 30, 2001 and $3.1 million for the comparable period of 2000, representing an increase of $4.8 million, or 156%. The increase in services revenue during the three and nine month periods ended September 30, 2001 over the comparable periods of 2000 is attributable to additional maintenance agreements in the amount of approximately $1.4 million and $3.6 million, respectively, resulting from new sales of software licenses and renewals of annual maintenance agreements with existing customers. Our professional consulting business was expanded and resulted in an increase of approximately $0.4 million and $1.1 million in consulting revenue for the three and nine-month periods ended September 30, 2001 over the comparable periods of 2000.

COST OF REVENUES

    Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $835,000 for the three months ended September 30, 2001 and $594,000 for the comparable quarter of 2000, representing an increase of $241,000, or 41%, and were $2.4 million for the nine months ended September 30, 2001 and $1.7 million for the comparable period of 2000, representing an increase of $0.7 million, or 44%. Cost of revenues as a percentage of total revenues was 6% for the three and nine month periods ended September 30, 2001 and 8% and 9% for the three and nine-month periods ended September 30, 2000, respectively.

    Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $69,000 for the three months ended September 30, 2001 and $187,000 for the comparable quarter of 2000, representing a decrease of $118,000, or 63%, and were $181,000 for the nine months ended September 30, 2001 and $484,000 for the comparable period of 2000, representing a decrease of $303,000, or 63%. The decrease for these periods is due to a decrease in royalties accrued in connection with royalty-bearing marketing grants, as these grants have been fully expensed. In addition, the decrease is due to a decrease in the royalties accrued to the Chief Scientist of the Ministry of Industry and Trade. The royalty was 3.5% on sales of products developed with the funds provided by the Chief Scientist, and the last portion of royalties owed relating to this grant were fully expensed in the first quarter of 2001. Cost of software license revenues as a percentage of total software license revenues was 1% for the three and nine months ended September 30, 2001 and 3% for the comparable periods of 2000.

    Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $766,000 for the three months ended September 30, 2001 and $407,000 for the comparable quarter of 2000, representing an increase of $359,000, or 88%, and were $2.2 million for the nine months ended September 30, 2001 and $1.2 million for the comparable period of 2000, representing an increase of $1.0 million, or 89%. The increase for these periods are due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues was 25% in the three months ended September 30, 2001 and 33% in the comparable quarter of 2000 and was 28% for the nine months ended September 30, 2001 and 38% for the comparable period of 2000.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.9 million for the three months ended September 30, 2001 and $1.4 million for the comparable period of 2000, representing an increase of $1.5 million, or 106%, and were $7.8 million for the nine months ended September 30, 2001 and $3.4 million for the comparable period of 2000, representing an increase of $4.3 million, or 126%. The increases for these periods was primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite, which included the release of seven new products in the nine month period ended September 30, 2001, including four new products released in the third quarter of 2001. Research and development expenses as a percentage of total revenues were 20% in the three months ended September 30, 2001 and 18% in the comparable quarter of 2000 and were 20% for the nine month period ended September 30, 2001 and 19% for the comparable period of 2000. We expect the amount of research and development expenses to increase as we extend the functionality and development of our software and as we hire additional personnel.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $8.7 million for the three months ended September 30, 2001 and $5.5 million for the comparable quarter of 2000, representing an increase of $3.2 million, or 59%, and were $24.4 million for the nine months ended September 30, 2001 and $13.8 million for the comparable period in 2000, representing an increase of $10.7 million, or 77%. The increases for these periods are attributable to the additional commission expenses resulting from the increase in software license revenues, increased travel expenditures, and an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force. Sales and marketing expenses as a percentage of total revenues were 61% for the three months ended September 30, 2001 and 72% for the comparable period of 2000 and were 63% for the nine months ended September 30, 2001 and 77% for the comparable period of 2000. We expect the amount of sales and marketing expenses to increase as we expand our geographic reach and hire additional personnel.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.9 million for the three months ended September 30, 2001 and $1.2 million for the comparable quarter of 2000, representing an increase of $0.6 million, or 52%, and were $5.0 million for the nine months ended September 30, 2001 and $2.6 million for the comparable period in 2000, representing an increase of $2.4 million, or 95%. These increases are attributable to the increased personnel in our finance department and the increase in professional fees. General and administrative expenses as a percentage of total revenues were 13% for both the three and nine month periods ended September 30, 2001 and were 16% for three months ended September 30, 2000 and 14% for the nine month period ended September 30, 2000.

AMORTIZATION OF INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPMENT

    The intangible asset and in-process research and development (IPR&D) amortization consists primarily of charges to expense relating to reducing the goodwill related to the purchases of Knight Fisk, Savant Corporation, and W. Quinn Associates, Inc. Due to acquisitions and intangible asset purchases during 2000 and 2001, our amortization expense was $0.8 million for the three months ended September 30, 2001 and $33,000 for the comparable quarter of 2000, and $2.1 million for the nine months ended September 30,

2001 and $63,000 for the comparable period of 2000. The increase in the three and nine month periods ended September 30, 2001 is related to the Savant acquisition, which closed on December 5, 2000 and one month of amortization relating to the W. Quinn acquisition in September 2001, which includes an IPR&D charge of $86,000. Amortization of intangible assets and IPR&D as a percentage of total revenues were 6% for both the three and nine-month periods ended September 30, 2001.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Deferred stock compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expenses decreased to $0.4 million for the three months ended September 30, 2001 from $1.2 million for the comparable period in 2000, representing a decrease of $0.8 million, or 67%, and decreased to $1.6 million for the nine months ended September 30, 2001 from $5.0 million for the comparable period of 2000, representing a decrease of $3.4 million, or 68%. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. The decrease for these periods is due to a portion of the deferred compensation balance being fully amortized at September 30, 2001. We had a $1.0 million deferred compensation balance at September 30, 2001.

FINANCIAL INCOME, NET

    Financial income, net, was $1.6 million for the three months ended September 30, 2001 and $1.2 million for the comparable quarter of 2000, representing an increase of $0.4 million and was $5.5 million for the nine months ended September 30, 2001 and $1.4 million for the comparable period in 2000, representing an increase of $4.1 million. The increase is attributable to interest earned on the investment of the initial public offering and secondary public offering proceeds in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have funded operations primarily through the sales of our equity securities, including cash generated from our initial public offering, in June 2000, and our secondary public offering, in November 2000, which resulted in total net proceeds of approximately $147 million, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. As of September 30, 2001, our principal source of liquidity was $135 million of cash and cash equivalents and marketable securities. As of September 30, 2001, we had $193,000 of debt outstanding relating to obligations under capital leases and deferred rent expense and an obligation for severance pay to Israeli employees of $1.0 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of September 30, 2001, our accumulated net deficit was $25.7 million.

    Net cash provided by operating activities for the nine months ended September 30, 2001 was $4.8 million compared to $982,000 in cash used in operating activities for the nine months ended September 30, 2000. Net cash provided by operating activities for the nine months ended September 30, 2001 was primarily the result of net income for the period, increases in accrued expenses, increases in employee and payroll accruals, the amortization of deferred stock compensation, amortization of intangible assets and in-process research and development, depreciation, and an increase in deferred revenue for the period. These additive cash items were offset primarily by an increase in accounts receivable and a decrease in other accounts payable, which reduced the cash provided by operations for the period. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily the result of the net loss of $7.2 million for the period. This loss was offset by the amortization of deferred stock compensation, depreciation and amortization, a decrease in accounts receivable, an increase in deferred revenues, an increase in employees and payroll accruals, an increase in accrued expenses, and an increase in other accounts payable.

    Net cash used in investing activities was $46.2 million and $56.2 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Investing activities for the nine months ended September 30, 2001 consisted of $67.6 million in purchases of short-term and long-term marketable securities, $1.3 million related to other asset purchases, $2.2 million in capital expenditures, $20.1 million in payments relating to the W. Quinn acquisition, offset by $45.0 million in proceeds from the redemption and sale of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2000 consisted of $1.3 million in capital expenditures, $55.2 million in purchases of marketable securities, and $0.5 million in payments relating to the Knight Fisk acquisition, offset by $0.9 million in proceeds from the sale of short-term deposits. The majority of our capital investments were for computers, peripheral equipment and software.

    Net cash provided by financing activities was $2.3 million and $76.0 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities for the nine months ended September 30, 2001 was from the proceeds from the exercise of options. Net cash provided by financing activities for the nine months ended September 30, 2000 was from the issuance of shares during our initial public offering, offset by repayment of long-term debt.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include the ability to attract customers for Precise's products, ability to execute as designed, acceptance of Precise's products in the market place, ability to manage existing and future strategic relationships, ability to successfully integrate the operations of W. Quinn, Inc., as well as statements regarding the financial performance, strategy and plans of Precise. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size of the market; timing and acceptance of Precise's products in the market place; the future growth and acceptance of Precise's products in the market place; Precise's ability to predict and respond to market developments; the development, expansion and training of Precise's sales force; risks associated with management of growth; risks associated with existing and future strategic relationships and acquisitions; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in the United States, Israel and Precise's international markets; as well as risks of downturns in economic conditions generally or as a result of recent events, and in the information technology and software industries specifically; and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's recent Registration Statement on Form S-3 on file with the Securities and Exchange Commission.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    Precise filed a current report on Form 8-K on September 19, 2001 reporting the acquisition of W. Quinn Associates, Inc. Precise filed an amendment to that current report on Form 8-K/A on November 9, 2001 in order to file the required financial statements with respect to the acquisition of W. Quinn Associates, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRECISE SOFTWARE SOLUTIONS LTD.


Date            11/14/01              By      /S/ Shimon Alon
       ---------------------------          ------------------------------------
                                            Shimon Alon, Chief Executive Officer

Date            11/14/01              By      /S/ J. Benjamin Nye
       ---------------------------          ------------------------------------
                                            J. Benjamin H. Nye, Chief Financial
                                            Officer

Date            11/14/01              By      /S/ Richard Forcier
       ---------------------------          ------------------------------------
                                            Richard L. Forcier, Controller