Form 10-K
period 2001-12-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2002-04-01
CIK 1111553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER 000-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           ISRAEL                                               NOT APPLICABLE
-------------------------------                                ----------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                  IDENTIFICATION
                                                                    NUMBER)

   10 HATA'ASIYA STREET
   P.O. Box 1066
   Or-Yehuda, Israel                                                 60408
----------------------------------------                           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 972 (3) 634-5111

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  ORDINARY SHARES, PAR VALUE 0.03 NIS PER SHARE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 2002, was approximately $699 million (based on the closing price of the registrant's Ordinary Shares on March 22, 2002, of $24.85 per share). This excludes 331,306 ordinary shares deemed to be held by affiliates. Exclusion of shares should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

    The number of the registrant's Ordinary Shares outstanding as of March 22, 2002 was 28,475,772.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Report.
================================================================================

                         PRECISE SOFTWARE SOLUTIONS LTD.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
                                                                                                   --------
PART I

Item 1.       Business.............................................................................  1
Item 2.       Properties...........................................................................  10
Item 3.       Legal Proceedings....................................................................  10
Item 4.       Submission of Matters to a Vote of Security Holders..................................  10


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................  10
Item 6.       Selected Consolidated Financial Data.................................................  12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations...........................................................................  13
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...........................  31
Item 8.       Financial Statements and Supplementary Data..........................................  31
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure...........................................................................  31


PART III

Item 10.      Directors and Executive Officers of the Registrant...................................  31
Item 11.      Executive Compensation...............................................................  31
Item 12.      Security Ownership of Certain Beneficial Owners and Management of Precise............  31
Item 13.      Certain Relationships and Related Transactions.......................................  32


PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  32

Index to Consolidated Financial Statements.........................................................  F-1

SIGNATURES.........................................................................................  II-1


INDEX TO EXHIBITS..................................................................................  II-2

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

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

    Precise Software Solutions Ltd. is a provider of software that assists organizations in monitoring and optimizing the performance of their enterprise software applications across the Information Technology ("IT") infrastructure. Businesses rely on the proper functioning of their IT application infrastructure, which consists of networks, operating systems, servers, applications, databases and storage devices to help manage traditional and electronic business activities. Precise's software allows an organization to continuously monitor its application infrastructure performance and be alerted when application performance parameters exceed user-established thresholds. When the software detects a performance problem, it also provides technology support personnel with a thorough set of diagnostic data that pinpoints the specific root cause of application performance degradation and offers suggested alternatives to alleviate the problem. Precise's software serves those businesses that rely on enterprise applications to cut costs, improve efficiencies and generate revenues.

    Precise was incorporated in 1990. Our U.S. headquarters are located at 690 Canton Street, Westwood, Massachusetts 02090, and our telephone number is (781) 461-0700. Our international office is located at 10 Hata'asiya Street, Or-Yehuda, Israel 60408. Precise's Web site is located at www.precise.com, but information contained on it does not constitute part of this Annual Report on Form 10-K. The terms "Precise," "we," "us" and "our" as used in this Annual Report on Form 10-K refer to Precise Software Solutions Ltd. and its subsidiaries as a combined entity, except where it is made clear that such term means only the parent company.

INDUSTRY BACKGROUND

    Global competitive pressures are driving businesses to continuously seek new and better ways to develop, market and maintain their products and services, as well as attract, serve and retain their customers. To enhance their competitiveness and serve business objectives, organizations are using IT. In particular, an organization's IT infrastructure, which consists of networks, operating systems, servers, applications, databases and storage devices, must proactively support e-business initiatives. E-business occurs when employees, customers, partners and vendors share information and conduct business electronically. With the emergence of e-business, this infrastructure is no longer just a cost center, but a means by which an organization can increase operational and cost efficiencies and drive revenue generation. To enable and support e-business activities, a complex and multi-tiered IT infrastructure of technologies and services has evolved. As technical and operational complexities have increased, so have user demands for efficiency and performance.

    Today's businesses depend on custom-developed as well as packaged Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) applications to gain a competitive advantage and improve the efficiency of critical e-business processes. These applications are the means through which an organization controls, manages and expands its business operations and achieves commonality of data and process.

    The management of this heterogeneous, distributed and rapidly changing IT environment, which is supporting continuously growing transaction and data volumes, has become increasingly challenging. Efficient management of the IT infrastructure involves addressing the needs and problems of all constituencies across the extended enterprise.

Each class of user has different performance requirements and defines, and refers to, its own performance metrics and problems differently. As a result, technology support personnel are faced with the ongoing challenge of reconciling these disparate needs and problems before they can optimize performance across the entire application infrastructure. Equally challenging is the need to manage this application infrastructure without employing techniques or technologies that consume substantial additional resources and create further burdens on the system. In addition, application performance must align with business priorities so that, for example, critical revenue-generating applications, such as completing an online sale, are processed prior to non-revenue generating applications, such as posting data to an organization's accounting system. Finally, management of the application infrastructure has become increasingly challenging for an organization due to the increasing cost to hire and retain the necessary personnel to manage it and the general shortage of qualified technology professionals.

    Our software solutions provide an integrated end-to-end, correlated view of application performance and identify the interrelationships among the different components of a customer's IT infrastructure - applications, network, operating systems, servers, databases and storage devices. By monitoring and analyzing the overall performance of the IT application infrastructure - from URL to SQL - they pinpoint the root causes of performance degradation quickly and proactively and determine their impacts on the entire IT application infrastructure - before they affect end-users. By identifying trends and deviations, and translating diverse performance data into a common language, our Application Performance Management solutions bridge the gap between technology and business to facilitate performance optimization and strategic planning. We call these solutions Precise i3: Insight, Indepth and Inform. The Insight products contain our end-to-end technology; the Indepth products include our drill-down technology; and the Inform products contain our communications technology.

PRODUCTS

PRODUCT FAMILY                   PRODUCT  FUNCTIONS


INSIGHT

                         Precise/Insight  Precise/Insight measures the overall
                                          response time of a multi-tier IT
                                          application infrastructure and the
                                          time spent in each technology tier,
                                          helping to isolate the source of
                                          performance degradation. It isolates
                                          the response time delivered to a
                                          geographical location or a business
                                          unit and provides a consistent view
                                          across the diverse technologies that
                                          contribute to a business transaction.

                           Precise/Savvy  Precise/Savvy overlays an application
                                          view on top of Precise/Insight's
                                          infrastructure perspective.
                                          Precise/Savvy measures the response
                                          time of an application transaction and
                                          reports the results in units specific
                                          to the application. Precise/Savvy
                                          application coverage: Precise/Savvy
                                          for Oracle, Precise/Savvy for Web,
                                          Precise/Savvy for J2EE Platform,
                                          Precise/Savvy for SAP R/3,
                                          Precise/Savvy for BEA Tuxedo and
                                          Precise/Savvy for Siebel.

INDEPTH

                      Precise/Crosspoint  Precise/Crosspoint correlates
                                          application, operating system,
                                          database, and HP Surestore XP's disk
                                          array storage performance metrics for
                                          monitoring and tuning. Works as an
                                          add-on product to Precise/Indepth for
                                          Oracle.

             Precise/Indepth for DB2 UDB  Precise/Indepth for DB2 UDB monitors, analyzes and helps tune DB2 UDB-based
                                          applications and databases to ensure
                                          that those applications perform at
                                          peak efficiency. After being alerted
                                          to a performance issue, the software
                                          assists the user in identifying the
                                          specific causes of slow performance.
                                          The product permits users to view the
                                          access path that the database has
                                          chosen for a query from an
                                          application, automatically generates
                                          Structured Query Language (" SQL")
                                          statements that will access the
                                          database in a different manner, and
                                          projects the performance improvement
                                          if the change is made. Through an
                                          internal data warehouse called the
                                          Precise Performance Warehouse,
                                          Precise/Indepth for DB2 UDB supports
                                          long-term analysis and proactive
                                          management by providing historical
                                          performance information.

                Precise/Indepth for J2EE  Precise/Indepth for J2EE provides performance management for server side
                                          Java applications. It measures the
                                          response time of HTTP requests
                                          (servlets and JSPs) and EJB
                                          invocations. It segments response time
                                          by J2EE application server and
                                          database server, and correlates
                                          problematic SQL statements with EJBs,
                                          JSPs, and servlets. SmarTune, added in
                                          a recent release, automatically
                                          identifies the root cause of J2EE
                                          application performance problems and
                                          recommends the most appropriate
                                          corrective actions. This product
                                          currently supports BEA's WebLogic,
                                          IBM's WebSphere and Macromedia's JRun
                                          J2EE application servers.

              Precise/Indepth for Oracle  Precise/Indepth for Oracle monitors,
                  (formerly Precise/SQL)  analyzes and helps tune Oracle-based applications and databases to ensure
                                          that those applications perform at
                                          peak efficiency. After being alerted
                                          to a performance issue, the software
                                          assists the user in identifying the
                                          specific causes of slow performance.
                                          The product
                                          permits users to view the access path
                                          that the database has chosen for a
                                          query from an application,
                                          automatically generates SQL statements
                                          that will access the database in a
                                          different manner, and projects the
                                          performance improvement if the change
                                          is made. In addition, the software can
                                          simulate the result of a change in the
                                          way the database is organized and
                                          provide a full cross-reference between
                                          database objects and the statements
                                          that access them. Through the Precise
                                          Performance Warehouse, Precise/Indepth
                                          for Oracle supports long-term analysis
                                          and proactive management by providing
                                          historical performance information.

                      Precise/Interpoint  Precise/Interpoint works as an add-on
                                          product to Precise/Indepth for Oracle
                                          and Precise/Indepth for DB2 UDB to
                                          optimize ERP application performance.
                                          By tracing a query from the ERP
                                          application back to the initiating
                                          person and form, Precise/Interpoint
                                          provides information to the ERP
                                          manager concerned with detecting and
                                          correcting performance issues. The ERP
                                          manager can then implement changes
                                          suggested by Precise/Indepth for
                                          Oracle and Precise/Indepth for DB2 UDB
                                          or other changes to the ERP
                                          application to improve performance.
                                          This product supports Oracle
                                          Applications and SAP R/3 ERP
                                          environments.

                          Precise/Savant  Precise/Savant provides visual
                                          indicators to quickly diagnose the
                                          performance of an Oracle enterprise
                                          database environment. The software
                                          solution detects abnormal performance
                                          events and signals the administrator
                                          via a real-time visual dashboard.
                                          Intelligent display objects provide
                                          the entry point for drill down
                                          analysis and root cause investigation.
                                          By providing "at a glance" performance
                                          management, administrators see more
                                          information, more timely, with more
                                          comprehension, minimizing the time to
                                          detect and correct performance
                                          degradation.

              Precise/StorageCentral SRM  Precise/StorageCentral SRM is a
                                          Storage Resource Management software
                                          that monitors and controls disk
                                          utilization in real time. The software
                                          provides web-based reports on storage
                                          content, usage and trending to ensure
                                          appropriate disk allocation thus
                                          eliminating server downtime from
                                          exceeded capacity.

INFORM

                       Precise/Foresight  Precise/Foresight is a web-based
                                          performance portal that brings
                                          Precise's performance data to the IT
                                          and business staff that can leverage
                                          it. Built-in expert analysis and
                                          display techniques provide the IT team
                                          with a common language across diverse
                                          technology domains and the visibility
                                          needed to clearly communicate the top
                                          issues that need to be addressed.

                          Precise/Pulse!  Precise/Pulse! monitors performance
                                          metrics, triggering alerts and/or
                                          tuning activity when user-defined
                                          performance thresholds or baselines
                                          are exceeded. Once an alert is
                                          triggered, the user can use other
                                          Precise products to locate and fix the
                                          specific problem. This product is
                                          compatible with many leading
                                          monitoring products provided by other
                                          software vendors.

    We plan to continue to introduce Application Performance Management solutions targeted at specific market and business segments to answer the call for business-focused solutions.

SALES AND MARKETING

    We sell our software through direct sales, indirect channels, resellers and strategic relationships. To date, we have licensed our software to over 4,500 customers worldwide. Our North American sales organization is headquartered in Westwood, Massachusetts, with additional sales offices in the U.S. metropolitan areas of Atlanta, Chicago, Dallas, Denver, Detroit, New York, and Reston, Virginia, and in Toronto, Canada. Our international sales organization is based in metropolitan Tel Aviv, Israel, and we have additional sales offices in France, Germany, Holland, the United Kingdom, Australia, China, and Malaysia.

    DIRECT SALES. A sales team is comprised of a sales manager, in-house account manager and systems engineer. The sales team for each customer is responsible for qualifying leads, understanding the customer's problem, providing the appropriate product information, and building and maintaining relationships with personnel who have purchasing responsibility in the customer's organization. Strategically, we use our direct sales force to generate repeat sales from our installed customer base, negotiate license terms, sell products and professional services engagements, and introduce and gain immediate feedback on our new products. Our sales cycle varies substantially from customer to customer. When a prospect or an existing customer evaluates one or more of our application performance products for multiple departments or servers, the sales cycle may range from one to four months.

    INDIRECT SALES. Our Premier Partner Program is designed to attract vendors that can establish new channels for our products in North and South America. These vendors include application software vendors, system integrators, and value-added resellers who market our products in Argentina, Brazil, Chile, Costa Rica, Mexico, Peru, the United States, Venezuela, and the West Indies. The valued-added products and services of these vendors combine with our products serve to deliver a more complete solution to our customers. Outside of North and South America, we sell our products through vendors that report to our metropolitan Tel Aviv office. These vendors market our products in the Czech Republic, Denmark, Finland, Hungary, Iceland, India, Israel, Italy, Japan, Korea, Norway, Poland, Singapore, South Africa, Sweden, Switzerland, and Taiwan.

    MARKETING ACTIVITIES. We undertake various marketing activities to generate leads for our sales efforts and to enhance market awareness of our software and services. Our marketing activities include company-sponsored seminars, and print and electronic advertisements. We also seek to increase market awareness of our software and services by working with industry analysts, user groups, and the trade press to communicate our successful product implementations. We also engage in targeted marketing through direct-mail and eblasts, and participation in trade shows and speaking engagements. Our software trial program, which generally runs for a seven day period and covers most of our products, allows us to demonstrate our technology to potential customers.

    STRATEGIC RELATIONSHIPS

    EMC CORPORATION. EMC Corporation began selling our products in the fourth quarter of 1999. EMC markets an exclusive bundled version of Precise/Indepth for Oracle, Precise/Indepth for DB2 UDB and Precise/Presto for EMC software, called Database (DB) Tuner, to its customers for use solely with EMC's storage products, as well as providing EMC and EMC end customers with professional services. Under the terms of our agreement with EMC, they pay us a fee on the sales of these products to end users subject to the protection of a minimum price per product. The term of our agreement is five years and can be extended for one-year periods but may be earlier terminated in the event of a breach by either party. Our relationship with EMC affords us opportunities to sell our products into the EMC operating environment. Revenue from EMC in 2001 represented more than 10% of our total revenues.

    AMDOCS. We currently have a strategic relationship with Amdocs, a provider of information systems solutions to telecommunications companies, to sell Precise i3 along with the Amdocs product offering. Under the terms of our agreement, Amdocs pays us license and maintenance fees on the sale of these products to end customers. This agreement expired in June 2001, but was automatically renewed for an additional one-year term and will be renewed for successive one-year terms unless either Precise or Amdocs notifies the other 30 days in advance of its desire to terminate the agreement. Revenue from Amdocs in 2001 represented more than 10% of our total revenues.

    OTHER. We also have strategic original equipment manufacturer or "OEM" relationships with Microsoft Corporation and Powerquest to sell bundled versions of our products and have strategic reselling relationships with Hewlett-Packard Company and SAP America.

PROFESSIONAL SERVICES

     We also provide professional services that deliver the technological expertise our customers need to optimize the performance of their IT infrastructures. Our complete suite of professional services offerings includes remote management, performance audit and accelerator engagements, implementation services, and training.

CUSTOMER SUPPORT

    Our customer support group provides both pre- and post-sales technical support to our customers and prospects. Our base level of e-mail, Web, fax, and telephone-based support, which we provide during conventional business hours, includes assistance with installation, configuration and initial product setup, ongoing product support, and software maintenance and upgrade releases. For additional fees, we provide support 24 hours per day, seven days per week, throughout the year.

    We provide customer support for North and South America through our offices in Westwood, Massachusetts and Reston, Virginia. We also provide local support in the United Kingdom, Holland, Germany, and France. We provide customer support in the rest of the world through our office in Israel and our network of international resellers. Our support agreements are generally 12 months in duration and are renewable at the customer's option.

RESEARCH AND DEVELOPMENT

    Our research and development organization, based in metropolitan Tel Aviv, Israel, Reston, Virginia, and Denver, Colorado, is responsible for developing new software products, enhancing core technologies, conducting product testing and quality assurance, and ensuring the compatibility of our products with hardware and software platforms. Our research and development staff is focused on delivering products that will support our product development strategy. The engineers are market oriented and maintain a close relationship with our sales personnel as well as our customers to better understand their needs.

COMPETITION

    The market for infrastructure performance management software is rapidly evolving and intensely competitive. This market is characterized by rapid technological change, evolving industry standards and changing customer requirements. We expect competition to increase in the future. Our primary competitors are BMC Software, Quest Software, Mercury Interactive, Oracle, and Wily Technology.

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

    Many of our existing and potential customers evaluate on an on-going basis whether to develop their own application performance management software or purchase it from outside suppliers. As a result, we must, on an on-going basis, educate existing and potential customers on the advantages of our software over internally developed application performance software as well as our competitors' products.

    Our existing and potential customers have a pre-set budget for which we compete along with our competitors. We currently compete primarily on the basis of the following factors: breadth of functionality; product effectiveness; scalability; ease of installation and use; and price.

    We believe that we currently compete favorably with respect to each of these factors. However, the Application Performance Management market is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.

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

    A portion of the funding used to develop Precise/Indepth for Oracle software came from grants made by the Office of Chief Scientist of the Israel Ministry of Industry and Commerce. As a result, this software may not be manufactured, nor may the technology embodied in this software, be transferred outside of Israel without appropriate governmental approvals. We currently manufacture Precise/Indepth for Oracle in Israel. These restrictions do not apply to the sale or export from Israel of Precise/Indepth for Oracle. Under the terms of the grants, we owe royalties to the Israeli government on sales of Precise/Indepth for Oracle until we have repaid an amount equal to 100% to 150% of the amount of the grants we received. These restrictions continue to apply to us even after we have paid the full amount of royalties. If the Office of Chief Scientist consents to the manufacturing of Precise/Indepth for Oracle outside Israel, the regulations prescribe the payment of increased royalties, ranging from 120% to 300% of the amount of the grant, depending on the percentage of foreign manufacture. As of December 31, 2001 we had no outstanding contingent liability with respect to these royalties.

    Our success and ability to compete are also dependent on our ability to operate without infringing upon the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology on acceptable terms, our business and operating results would be significantly harmed.

    We integrate various third party software products as components of our software under the terms of licensing agreements that permit us to do so. To date, the integrated software components have not been related to the core elements of our software products. The terms of the license agreements are generally renewable or we believe we could license or develop alternative components at a reasonable cost if the need arose.

     Precise/Insight TM, Precise/Savvy TM, Precise/Indepth TM, Precise/Crosspoint TM, Precise/Interpoint R, Precise/Savant TM, Precise/Inform TM, Precise/Foresight! TM , Precise/Pulse! TM, SmarTune TM, Precise/i3 TM , Precise/Storage Central TM, Precise/Sitestor TM and the Precise Software Solutions logo are trademarks or service marks of Precise Software Solutions Ltd. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies that are the property of their respective owners.

EMPLOYEES

    At December 31, 2001, we had a total of 389 employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good.

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

    Israeli law generally requires the payment of severance pay by employers upon the termination without due cause or death of an employee. Precise currently funds its ongoing severance obligations by making monthly payments to approved severance funds or insurance policies. In addition, according to the National Insurance Law, Israeli employees and employers are required to pay specified sums to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Since January 1, 1995, these amounts also include payments for national health insurance. The payments to the National Insurance Institute are approximately 14.5% of wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    For further information concerning the geographic distribution of our revenues and assets, please refer to Note 12 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

    SHIMON ALON has served as our Chief Executive Officer since September 1997 and as one of our directors since December 1998. From September 1997 until December 2000, he also served as President. Mr. Alon served at Scitex Corporation, a supplier of digital imaging solutions for graphic communication image processing equipment, and its affiliates in varying executive management, sales, marketing, and customer support capacities from October 1982 to September 1996. From November 1995 to September 1996, Mr. Alon was Scitex Corporation's Senior Executive Vice President of the Graphic Art Division. From May 1995 to September 1996, Mr. Alon was Scitex America Corporation's President and Chief Executive Officer. From January 1993 to May 1995, Mr. Alon served Scitex Europe Ltd. as Managing Director. Mr. Alon serves as a director of ORBIT/FR, Inc.

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

    JOSEPH R. MCCURDY has served as our Executive Vice President of Business Operations since January 2001. He is responsible for managing our distribution channels - both direct sales and alliance partnerships. Prior to joining Precise, from October 1999 to April 2000, Mr. McCurdy served as the President and Chief Executive Officer of Tempest Software, Inc. From September 1991 to June 1999, Mr. McCurdy served as Vice President at Boole & Babbage (acquired by BMC Software) where he was responsible for sales and field support in the northeast, southeast and the federal government. Concurrently, Mr. McCurdy served as the Site Manager for the Storage Division with responsibility for development, marketing, administration and sales. Mr. McCurdy has also held senior sales positions at XA Systems Corp, Shared Medical Systems, and IBM.

    ANDREW D. BIRD has served as our Executive Vice President of Marketing since April 2001. He is responsible for the strategic direction and positioning of Precise, including corporate strategy and global marketing. Prior to joining Precise, Mr. Bird served as European Business Unit Director for BMC Software where he was responsible for the market development of BMC's Systems Management products across Europe, the Middle East and Africa. From 1996 to 1998 Mr. Bird served as Vice President of Marketing for BGS Systems, which was acquired by BMC Software, where he was responsible for global marketing and market development. From 1990 to 1996, Mr. Bird served as Managing Director of BGS System's United Kingdom operation where he was responsible for marketing, administration and sales for the United Kingdom and major European countries. Mr. Bird has also held senior sales positions at Cullinet, CCS and Cincom Systems.

OTHER KEY EMPLOYEES

    RAMI SCHWARTZ has served as our Vice President of Research and Development since September 2000 and as General Manager of our Israeli office since July of 2001. From October 1999 to September 2000, Mr. Schwartz was the Vice President of Development of Amdocs. From June 1985 to June 1999, Mr. Schwartz served with the Israeli Air Force Software Development Division most recently as its Division Commander.

    CHUCK DELOUIS has served as our Vice President of Professional Services since May 2000. Prior to joining Precise, Mr. DeLouis served as the Director of Technology at Creative Data, a data warehouse consulting company specializing in large-scale e-commerce and web enabled data warehousing implementations. In 1998, Mr. DeLouis served as Director of MIS at Mango Software, a leading developer of software-based web caching solutions. From 1992 to 1997, Mr. DeLouis held a variety of positions at Sybase including Technical Support Manager and Senior IT Manager responsible for the integration of PowerSoft and Sybase.

    DANIEL GERMAIN has served as the Vice President and Director of Customer Service of our U.S. subsidiary since November 1995. From September 1994 to November 1995, Mr. Germain served Open Data Inc., a data access software company, as Product Manager and Senior Systems Engineer. From August 1991 to September 1994, Mr. Germain served as Senior Systems Engineer for Information Builders, Inc., an information systems software developer.

    MICHAEL KILLORAN has served as the Vice President of North American Sales of our U.S. subsidiary since October 1999. From June 1996 to October 1999, Mr. Killoran served our U.S. subsidiary in various regional sales capacities. From October 1992 to June 1996, Mr. Killoran was a Regional Sales Manager with BMC Software (formerly Boole & Babbage Company), a developer of systems management software.

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

ITEM 2.  PROPERTIES

    Our U.S. headquarters, located in Westwood, Massachusetts, are under a lease, which expires in July 2004. Our offices located in Reston, Virginia are under a lease, which expires in July 2009. Our international offices, located in metropolitan Tel Aviv, Israel are under a lease, which expires in December 2004. In addition, we have also entered into leasing arrangements for space in Australia, France, Germany, Holland, Malaysia, Canada and the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space should be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Precise commenced its initial public offering of ordinary shares on June 29, 2000 at a price to the public of $16.00 per share. As of March 22, 2002, there were approximately 97 holders of record of Precise's ordinary shares. Precise's ordinary shares are listed and traded on the Nasdaq National Market under the symbol "PRSE."

    The following table sets forth, for the periods indicated, the range of high and low sales prices for Precise's ordinary shares since its initial public offering, all as reported by the Nasdaq National Market.

                  2000                     HIGH                LOW
            Second Quarter               $ 28.69             $ 18.75
            Third Quarter                $ 44.38             $ 18.44
            Fourth Quarter               $ 42.38             $ 19.81

                  2001                     HIGH                LOW
            First Quarter                $ 31.63             $ 12.88
            Second Quarter               $ 30.70             $ 11.13
            Third Quarter                $ 30.10             $  9.55
            Fourth Quarter               $ 23.88             $  9.92

    Precise has not paid any cash dividends on its ordinary shares and currently intends to retain any future earnings for use in its business. Precise does not anticipate that any cash dividends will be declared or paid on the ordinary shares in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 2001, Precise issued the following securities that were not registered under the Securities Act of 1933, as amended:

         In September 2001, Precise acquired W. Quinn Associates, Inc. In connection with this acquisition, and pursuant to the terms of the Agreement and Plan of Merger dated September 4, 2001, Precise issued an aggregate of 774,413 ordinary shares to the shareholders of W. Quinn as partial consideration for all of the outstanding capital stock of W. Quinn. These shares were registered for resale in February 2002.

    No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder or were issued outside of the United States in transactions not subject to the United States federal securities laws. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

    The selected consolidated statement of operations data set forth below for the years ended December 31, 1999, 2000 and 2001, and the selected consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements that are included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements that are not included in this Report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

                                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                              1997        1998        1999        2000        2001
                                                            --------    --------    --------    --------    --------
                                                                    (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses .....................................   $  2,382    $  5,331    $  9,770    $ 22,968    $ 43,903
  Services ..............................................        406         858       1,844       4,580      11,694
                                                            --------    --------    --------    --------    --------
        Total revenues ..................................      2,788       6,189      11,614      27,548      55,597
Cost of revenues:
  Software licenses .....................................        349         522         741         742         362
  Services, net .........................................         86         198         906       1,693       3,143
                                                            --------    --------    --------    --------    --------
        Total cost of revenues ..........................        435         720       1,647       2,435       3,505
                                                            --------    --------    --------    --------    --------
Gross profit ............................................      2,353       5,469       9,967      25,113      52,092
                                                            --------    --------    --------    --------    --------
Operating expenses:
  Research and development, net .........................      1,737       2,214       2,891       4,987      10,924
  Sales and marketing, net ..............................      3,278       5,739       7,913      20,749      34,675
  General and administrative, net .......................      1,341       1,272       1,598       3,923       7,046
  Amortization of deferred stock compensation, goodwill
   and intangible assets ................................         --         300         234       6,250       4,970
  In-process research and development write-off .........         --          --          --       2,200          86
                                                            --------    --------    --------    --------    --------
        Total operating expenses ........................      6,356       9,525      12,636      38,109      57,701
                                                            --------    --------    --------    --------    --------
Operating loss ..........................................     (4,003)     (4,056)     (2,669)    (12,996)     (5,609)
Financial income (expense), and other, net ..............       (202)         34          71       3,091       6,565
                                                            --------    --------    --------    --------    --------
Income (loss) from continuing operations ................     (4,205)     (4,022)     (2,598)     (9,905)        956
Income tax provision ....................................         --          --          --          --          33
Income (loss) from discontinued operations, net of tax ..       (192)         --          --          --          --
Gain from disposal of business segment ..................        182          --          --          --          --
                                                            --------    --------    --------    --------    --------
Net Income (loss) .......................................   $ (4,215)   $ (4,022)   $ (2,598)   $ (9,905)   $    923
                                                            ========    ========    ========    ========    ========
Net earnings (loss) per share:
  Continuing operations .................................   $  (2.35)   $  (1.31)   $  (0.79)   $  (0.77)   $   0.03
  Discontinued operations ...............................      (0.01)         --          --          --          --
                                                            --------    --------    --------    --------    --------


Basic and diluted net earnings (loss) per share .........   $  (2.36)   $  (1.31)   $  (0.79)   $  (0.77)   $   0.03
                                                            ========    ========    ========    ========    ========
Weighted average number of shares used in computing basic
  net earnings (loss) per share .........................      1,785       3,077       3,299      12,901      26,745
                                                            ========    ========    ========    ========    ========
Weighted average number of shares used in computing
  diluted net earnings (loss) per share .................      1,785       3,077       3,299      12,901      29,971
                                                            ========    ========    ========    ========    ========

                                                                                 DECEMBER 31,
                                                             --------------------------------------------------
                                                               1997       1998       1999       2000       2001
                                                             --------  ---------  ---------  ---------  -------
                                                                                (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................................    $   301   $   844    $ 6,693    $82,218    $35,144
Working capital (deficit).................................     (3,656)      242      7,709    120,147     74,005
Total assets..............................................      2,673     4,333     12,986    178,681    203,183
Shareholders' equity (deficiency).........................     (3,079)      742      8,293    166,876    185,659

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. PRECISE MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISION OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THE FACTORS DESCRIBED BELOW IN THIS ITEM 7 UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS." ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. IN THIS ITEM 7, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "COULD," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS, OR CIRCUMSTANCES) IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus to Application Performance Management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software, now called Precise Indepth for Oracle, for database monitoring. Since 1998, we have released or acquired new products and continually updated our product suite making the following products generally available:

               RELEASE                     PRODUCT
               -------                     -------
               1998                        Precise/Pulse!, Precise/Presto for
                                           EMC, Precise/Interpoint

               2000                        Precise/Insight, Precise/Savant

               2001                        Precise/Foresight, Precise/Indepth
                                           for J2EE, Precise/Savvy for Oracle,
                                           Web, J2EE, SAP R/3, BEA Tuxedo, and
                                           Siebel, Precise/Indepth for DB2 UDB,
                                           Precise/Crosspoint, Precise/Storage
                                           Central SRM, Precise i3 Suite

    In September 2001, we completed the acquisition of all of the capital stock of W. Quinn Associates, Inc. ("W. Quinn") for approximately $34.1 million in a combination of cash and ordinary shares. We issued 774,413 ordinary shares and paid $20.1 million in cash for the acquisition, which included $1.5 million in transaction costs. In addition, W. Quinn shareholders received the right to receive additional ordinary shares in an amount up to $17.5 million, based on achievement of certain post-acquisition revenue and performance targets relating to the one year period subsequent to closing. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price, which included direct acquisition costs, $25.5 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of net assets assumed, $2.1 million was allocated to acquired technology, $2.2 million was allocated to acquired patents, $2.3 million was allocated to trademarks and customer relationships, and a one-time charge of approximately $86,000 was charged on our statement of operations for acquired in-process research and development in September 2001.

    In December 2000, we completed the acquisition of all of the capital stock of Savant Corporation for $16.7 million in a combination of cash and ordinary shares. The total purchase price consisted of $13.9 million payable in 512,445 ordinary shares and $2.8 million in cash. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price which included direct acquisition costs, $9.0 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of net liabilities acquired, $3.2 million was allocated to acquired technology, $1.8 million was allocated to customer relationships,

$1.1 million was allocated to acquired assembled work force, and a one-time charge of approximately $2.2 million on our statement of operations for acquired in-process research and development was taken in December 2000. In 2001, upon the completion of the allocation of the purchase price and the resolution of certain contingencies, the goodwill and purchase price were reduced by $1.4 million.

    In February 2000, we completed the acquisition of all of the capital stock of Knight Fisk Software Ltd., or Knight Fisk, our U.K. based distributor, for cash and options to purchase our ordinary shares. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price, approximately $0.7 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of the net liabilities assumed. Prior to the Knight Fisk acquisition, we sold our products to Knight Fisk at discounts of up to 45% off our list price and we recognized revenues based on our sales to Knight Fisk at these discounted prices. Knight Fisk, in turn, would resell these products to third party end users and recognize revenues based on these sales. Since Knight Fisk is now our U.K. subsidiary, we recognize revenues on Knight Fisk sales to third party end users based on the actual price of the products sold by Knight Fisk, as required by principles of consolidation, rather than based on our sales to Knight Fisk at a discounted price. As a result, our total revenues from the U.K. have increased. Our operating expenses in the U.K. have increased due to the Knight Fisk acquisition.

    OUR CONSOLIDATED FINANCIAL STATEMENTS, WHICH ARE INCLUDED ELSEWHERE IN THIS REPORT, ARE PREPARED IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. THE FUNCTIONAL CURRENCY OF OUR OPERATIONS IS THE U.S. DOLLAR, WHICH IS THE PRIMARY CURRENCY IN THE ECONOMIC ENVIRONMENT IN WHICH WE CONDUCT THE MAJORITY OF OUR BUSINESS. WE HAVE OPERATIONS IN THE U.S., THE U.K., ISRAEL, HOLLAND, AUSTRALIA, GERMANY, FRANCE, CHINA AND MALAYSIA WHERE BUSINESS IS USUALLY CONDUCTED USING THE LOCAL CURRENCIES. WE DO NOT ENGAGE IN ANY CURRENCY OR EXCHANGE RATE HEDGING ACTIVITIES TO MITIGATE OUR EXPOSURE TO THESE FLUCTUATIONS. WE MAY, HOWEVER, ENGAGE IN THESE TYPES OF TRANSACTIONS IN THE FUTURE.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                               Years Ended December 31,
                                                             ---------------------------
Percent of Total Revenues:                                   1999        2000       2001
                                                             ----        ----       ----
 Revenues:
   Software licenses......................................     84%         83%        79%
   Services...............................................     16          17         21
                                                            -----       -----      -----
      Total revenues......................................    100         100        100
 Cost of revenues:
   Software licenses......................................      6           3          1
   Services, net..........................................      8           6          5
                                                            -----       -----      -----
      Total cost of revenues..............................     14           9          6
                                                            -----       -----      -----
Gross profit..............................................     86          91         94
Operating expenses:
  Research and development, net...........................     25          18         20
  Sales and marketing, net................................     68          75         62
 General and administrative, net..........................     14          14         13
 Amortization of deferred stock compensation                    2          22          3
 Amortization of goodwill and intangible assets                 -           1          6
 In-process research and development write-off                  -           8          -
                                                            ------      ------     ------
      Total operating expenses............................    109         138        104
                                                            -----         ---        ---
Operating loss............................................    (23)        (47)       (10)
Financial income and other, net...........................      1          11         12
                                                            -----       -----      -----
Income (loss) before income tax provision.................    (22)        (36)         2
Income tax provision......................................      -           -          -
                                                            ------      ------     ------
Net income (loss).........................................    (22)%       (36)%        2%
                                                            =====       =====      =====

    YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

    REVENUES

    We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $11.6 million, $27.5 million, and $55.6 million in 1999, 2000, and 2001, respectively, representing an increase of $15.9 million, or 137%, from 1999 to 2000, and an increase of $28.1 million, or 102%, from 2000 to 2001. One customer accounted for 15% and 13% of total revenues for the years ended December 31, 1999 and 2001, respectively. In addition, one customer accounted for 23% and 18% of total revenues for the years ended December 31, 2000 and 2001, respectively.

    Revenues from sales of software licenses were $9.8 million, $23.0 million, and $43.9 million in 1999, 2000, and 2001, respectively, representing an increase of $13.2 million, or 135%, from 1999 to 2000, and an increase of $20.9 million, or 91%, from 2000 to 2001. The increase in software license revenue from 1999 to 2000 is due to the increased volume of license sales, which is attributable to continued expansion of the direct sales force and indirect sales channels, and the strength of our OEM relationships. The increase in software license revenue from 2000 to 2001 is due to increased volume of license sales due to the expansion of the direct and indirect sales channels, the continued strength of our OEM relationships, and the acquisition and introduction of new products to the market.

    Revenues from services were $1.8 million, $4.6 million, and $11.7 million in 1999, 2000, and 2001 respectively, representing an increase of $2.8 million, or 156%, from 1999 to 2000, and an increase of $7.1 million, or 155%, from 2000 to 2001. The increase in service revenue from 1999 to 2000 and from 2000 to 2001 is attributable to additional maintenance agreements from new sales of software licenses, renewals of annual maintenance agreements with existing customers and additional professional services revenue.

    COST OF REVENUES

    Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues were $1.6 million, $2.4 million, and $3.5 million in 1999, 2000, and 2001, respectively, representing an increase of $0.8 million, or 50%, from 1999 to 2000, and an increase of $1.1 million, or 44%, from 2000 to 2001. Cost of revenues as a percentage of total revenues were 14%, 9%, and 6% in 1999, 2000, and 2001, respectively.

    Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues were $0.7 million, $0.7 million, and $362,000 in 1999, 2000, and 2001, respectively, whereby the cost of software licenses remained constant from 1999 to 2000 and decreased $380,000 or 51% from 2000 to 2001. The decrease in cost of software licenses from 2000 to 2001 is due to a decrease in the royalty expense owed to the Chief Scientist of the Ministry of Industry and Trade. This royalty has been fully accrued at December 31, 2001. Cost of software license revenues as a percentage of total software license revenues were 8%, 3%, and 1% in 1999, 2000, and 2001, respectively.

    Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues were $0.9 million, $1.7 million, and $3.1 million in 1999, 2000, and 2001, respectively, representing an increase of $0.8 million, or 89%, from 1999 to 2000, and an increase of $1.4 million, or 86%, from 2000 to 2001. The increase from 1999 to 2000 and from 2000 to 2001 is due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues were 49%, 37%, and 27% in 1999, 2000, and 2001, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $2.9 million, $5.0 million, and $10.9 million in 1999, 2000, and 2001, respectively, representing an increase of $2.1 million, or 72%, from 1999 to 2000, and an increase of $5.9 million, or 119%, from 2000 to 2001. The increase from 1999 to 2000 was attributable to the cost associated with the development of new products to enhance our software suite, including Precise/Insight and Precise/Foresight, which were introduced to the market in 2000 and early 2001, respectively. The increase was primarily related to headcount related costs due to the increase in the number of software developers and quality assurance personnel. The increase from 2000 to 2001 was attributable to the cost associated with the development of new products to enhance our software suite. In addition, we expanded our development team in 2001, which resulted in an increase in headcount costs.

    SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commission and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $7.9 million, $20.7 million, and $34.7 million in 1999, 2000, and 2001, respectively, representing an increase of $12.8 million, or 162%, from 1999 to 2000, and an increase of $14.0 million, or 67%, from 2000 to 2001. The increase from 1999 to 2000 and from 2000 to 2001 is primarily due to an increase in payroll and headcount related expenses related to the increase in the number of people comprising our direct sales force, an increase in commission expenses attributable to the increase in software license revenues, and an increase in marketing communications such as trade shows, seminars, and promotional activities.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $1.6 million, $3.9 million, and $7.0 million in 1999, 2000, and 2001, respectively, representing an increase of $2.3 million, or 144%, from 1999 to 2000, and an increase of $3.1 million, or 80%, from 2000 to 2001. The increase from 1999 to 2000 and from 2000 to 2001is primarily attributable to an increase in payroll and headcount related expenses.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation was $0.2 million, $ 6.2 million, and $1.9 million in 1999, 2000, and 2001, respectively, representing an increase of $6.0 million from 1999 to 2000, and a decrease of $4.2 million from 2000 to 2001. The increase from 1999 to 2000 is attributable to an increase of $6.0 million in compensation costs. The decrease from 2000 to 2001 is attributable to deferred stock compensation being fully amortized and options reaching the end of the vesting period throughout 2001.

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     Amortization of goodwill and intangible assets was $0, $ 99,000, and $3.0 million in 1999, 2000, and 2001, respectively, representing an increase of $99,000 from 1999 to 2000, and an increase of $2.9 million from 2000 to 2001. The increase from 1999 to 2000 is primarily attributable to one month of amortization of goodwill relating to the acquisition of Savant Corporation. The increase from 2000 to 2001 is attributable to amortization of goodwill and intangible assets relating to the purchase of Savant Corporation and W. Quinn Associates, Inc. in December of 2000 and September of 2001, respectively.

     IN-PROCESS RESEARCH AND DEVELOPMENT WRITE-OFF

     In-process research and development write-offs were $0, $2.2 million, and $86,000 in 1999, 2000, and 2001, respectively, representing an increase of $2.2 million from 1999 to 2000, and a decrease of $2.1 million from 2000 to 2001. The in-process research and development write-off from 2000 was related to the one time write-off of software from the Savant acquisition for which technological feasibility had not yet been established and for which no alternative future use existed for the software. The in-process research and development write-off from 2001 was related to the one time write-off of software from the W. Quinn acquisition for which technological feasibility had not yet been established and for which no alternative future use existed for the software.

    FINANCIAL  INCOME AND OTHER, NET

    Financial income and other, net was $71,000, $3.1 million, and $6.6 million in 1999, 2000, and 2001, respectively, representing an increase of $3.0 million from 1999 to 2000, and an increase of $3.5 million, or 112%, from 2000 to 2001. The increase from 1999 to 2000 is attributable to interest earned on the investment of the initial public offering and secondary offering proceeds in marketable securities. The increase from 2000 to 2001 is attributable to additional interest earned on a full year of investment of both the initial public offering and the secondary offering, which occurred in June of 2000 and November of 2000, respectively.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data for each quarter of 2000 and 2001. We believe this information has been prepared on the same basis as our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

                               THREE MONTHS ENDED

                                         MAR 31,    JUNE 30,    SEPT 30,    DEC 31,      MAR 31,    JUNE 30,    SEPT 30,     DEC 31,
                                           2000       2000        2000       2000         2001        2001        2001        2001
                                        --------    --------    --------    -------     --------    --------    --------    --------
Revenues:
  Software licenses.................... $ 3,588    $  4,875    $  6,412    $  8,093    $  9,446    $  9,995    $ 11,300    $ 13,161
  Services.............................     954         870       1,227       1,529       2,064       2,712       3,028       3,891
                                        --------    --------    --------    --------    --------    --------    --------    --------
         Total revenues................   4,542       5,745       7,639       9,622      11,510      12,707      14.328      17,052
Cost of revenues:
  Software licenses....................     116         181         187         258          70          42          69         181
  Services, net........................     356         411         407         519         745         702         766         931
                                        --------    --------    --------    --------    --------    --------    --------    --------
         Total cost of revenues........     472         592         594         777         815         744         835       1,112
                                        --------    --------    --------    --------    --------    --------    --------    --------
Gross profit...........................   4,070       5,153       7,045       8,845      10,695      11,963      13,493      15,940
Operating expenses:
  Research and development, net........   1,019       1,032       1,386       1,550       2,236       2,688       2,850       3,149
  Sales and marketing, net.............   3,754       4,555       5,478       6,962       7,633       8,121       8,688      10,233
  General and administrative, net......     609         758       1,273       1,283       1,552       1,586       1,887       2,020
  Amortization of deferred stock
   compensation........................     780       2,938       1,235       1,198         713         469         404         345
  Amortization of goodwill and
   intangible assets...................      --          --          --          99         638         654         747       1,001
  In-process research and
   development write-off...............      --          --          --       2,200          --          --          86          --
                                        --------    --------    --------    --------    --------    --------    --------    --------
           Total operating expenses....   6,162       9,283       9,372      13,292      12,772      13,518      14,662      16,748
                                        --------    --------    --------    --------    --------    --------    --------    --------
Operating loss.........................  (2,092)     (4,130)     (2,327)     (4,447)     (2,077)     (1,555)     (1,169)       (808)
Financial income (expenses) and other,
 net...................................      37          99       1,236       1,719       2,106       1,765       1,621       1,073
                                        --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before income tax
 provision                               (2,055)     (4,031)     (1,091)     (2,728)         29         210         452         265
Income tax provision                         --          --          --          --          --          --          --          33
Net income (loss)                       $(2,055)   $ (4,031)   $ (1,091)   $ (2,728)   $     29    $    210    $    452    $    232
                                        ========    ========    ========    ========    ========    ========    ========    ========

Percent of Total Revenues:
Revenues:
   Software licenses...................      79%         85%         84%         84%         82%         79%         79%         77%
   Services............................      21          15          16          16          18          21          21          23
                                        --------    --------    --------    --------    --------    --------    --------    --------
          Total revenues...............     100         100         100         100         100         100         100         100
Cost of revenues:
   Software licenses...................       2           3           3           3           1           0           1           1
   Services, net.......................       8           7           5           5           6           6           5           6
                                        --------    --------    --------    --------    --------    --------    --------    --------
          Total cost of revenues.......      10          10           8           8           7           6           6           7
                                        --------    --------    --------    --------    --------    --------    --------    --------
Gross margin...........................      90          90          92          92          93          94          94          93
Operating expenses:
   Research and development, net.......      23          18          18          16          19          21          20          18
   Sales and marketing, net............      83          80          72          72          66          64          61          60
   General and administrative, net.....      13          13          17          13          14          12          13          12
   Amortization of deferred stock            17          51          16          13           6           4           3           2
      compensation
   Amortization of goodwill and
      intangible assets................      --          --          --           1           6           5           5           6
   In-process research and development
      write-off........................      --          --          --          23          --          --           0          --
                                        --------    --------    --------    --------    --------    --------    --------    --------
           Total operating expenses....     136         162         123         138         111         106         102          98
                                        --------    --------    --------    --------    --------    --------    --------    --------
Operating loss.........................     (46)        (72)        (31)        (46)        (18)        (12)         (8)         (5)
Financial income (expenses) and other,
 net...................................       1           0          17          18          18          14          11           6
                                        --------    --------    --------    --------    --------    --------    --------    --------


Income (loss) before income tax             (45)        (72)        (14)        (28)          0           2           3           1
     provision
Income tax provision                         --          --          --          --          --          --          --           0
                                        --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                          (45)%       (72)%       (14)%       (28)%         0%          2%          3%          1%
                                        ========    ========    ========    ========    ========    ========    ========    ========


LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have funded operations primarily through the sales of our equity securities, including cash generated from our initial public offering, in June 2000, and our secondary public offering, in November 2000, which resulted in total net proceeds of approximately $147 million, the issuance of convertible notes to shareholders and, to a lesser extent, borrowings from financial institutions. As of December 31, 2001, our principal source of liquidity was $136 million of cash and cash equivalents and marketable securities. As of December 31, 2001, we had $134,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $1.1 million that is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. As of December 31, 2001, our accumulated net deficit was $25.4 million.

    Net cash provided by (used in) operating activities was ($2.6) million, ($0.7) million and $6.2 million in 1999, 2000, and 2001, respectively. Net cash used in operating activities in 1999 and 2000 was primarily the result of net losses, increases in other accounts receivable and prepaid expenses and increases in trade receivables, year-to-year. These cash outflows were offset by increases in accrued employee and payroll expenses, deferred revenue, and amortization of goodwill, stock compensation, and in-process research and development write-offs for 1999 and 2000. Net cash provided by operating activities for 2001 was primarily the result of net income, depreciation, amortization of goodwill, intangibles and stock compensation, decreases in other accounts receivable and prepaid expenses, and increases in accrued employee and payroll expenses and deferred revenues. These items were primarily offset by an increase in trade receivables for 2001.

    Net cash used in investing activities was $1.4 million, $72.1 million, and $57.2 million in 1999, 2000, and 2001, respectively. Net cash used for investing activities in 1999 consisted of capital expenditures and purchases of short-term deposits. Investing activities in 2000 consisted of $70.8 million in purchases of short-term and long-term marketable securities, $2.1 million related to capital expenditures, and $3.3 million in payments relating to the acquisitions of Savant Corporation and Knight Fisk Software. In 2000 the net cash used was offset by $4.9 million in proceeds received from the sale and redemption of short-term deposits and marketable securities. Investing activities in 2001 consisted of $89.4 million in purchases of short-term and long-term marketable securities, $3.3 million related to capital expenditures, and $20.6 million in payments relating to the acquisition of W. Quinn. The use of cash relating to capital expenditures and acquisition activity was offset by $57.5 million in proceeds received from the sale and redemption of short-term deposits and marketable securities. The majority of our capital investments were for computers, peripheral equipment and software.

    Net cash provided by financing activities was $9.8 million, $148.3 million, and $4.0 million in 1999, 2000, and 2001, respectively. The net cash provided by financing activities in 1999 was primarily from net proceeds from the sale of our preferred shares. Net cash provided in 2000 was primarily from the proceeds of our initial public offering in June 2000 and our secondary public offering in November 2000, offset slightly by the repayment of long-term debt. Net cash provided in 2001 was primarily from the issuance of shares from the employee stock purchase plan and the exercise of options.

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

CRITICAL ACCOUNTING POLICIES

    In December 2001, the SEC requested that all registrants discuss their "critical accounting policies." A critical accounting policy is a policy that is both important to the portrayal of our financial condition and results and requires subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are discussed in
Note 3 to our consolidated financial statements included in this Form 10-K, we believe the following accounting policies to be critical:

    REVENUE RECOGNITION. We derive our revenues from the sale of software licenses and from services. Our products are sold worldwide through a combination of our direct sales force and indirect sales channels, including original equipment manufacturers, or OEMs, and resellers. Our services revenues consist primarily of fees derived from annual maintenance and support agreements and consulting and training, none of which are considered essential to the functionality of the software license.

    The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (SAB 101), which summarizes the views of the staff of the U.S. Securities and Exchange Commission in applying generally accepted accounting principles to revenue recognition. Generally revenues from our OEMs are recognized when we receive reports of fees due upon the sublicensing of our products by the OEMs. Software license revenues on sales to resellers and end users are recognized when:

         persuasive evidence of an agreement exists;

         the product has been delivered;

         all license payments are due within one year;

         vendor-specific objective evidence exists;

         the license fee is fixed or determinable; and

         collection of the fee is probable.

    Maintenance-related service revenues are recognized ratably over the term of the maintenance agreement, which is typically one year. Consulting and training revenues are recognized after the services are rendered.

    Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence, or VSOE, of the relative fair values of each element in the arrangement in accordance with the "residual method" prescribed by SOP 98-9. Our VSOE used to allocate the sales price to training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method of accounting any discount in the arrangement is allocated to the delivered elements. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any subsequent reporting period could be adversely affected.

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS. Goodwill associated with the excess of purchase price over the fair value of assets acquired and other intangible assets, such as trademarks and trade names, favorable leases, and covenants not to compete are currently amortized using the straight-line method over their estimated useful lives. These assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of the non-amortization approach to account for purchased goodwill and certain intangible assets. We have adopted SFAS No. 142 for the W. Quinn Associates, Inc acquisition in September 2001, and have not amortized the associated goodwill for 2001. We plan to adopt these pronouncements related to acquisitions that occurred prior to June 2001 at such time as the amortization associated with purchased goodwill will cease.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    MARKETABLE SECURITIES. We account for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluate such designations as of each balance sheet date. At December 31, 2001, most securities were designated as available-for-sale with a small portion classified as trading securities. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of all investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Our trading securities are carried at their fair value based upon the quoted market price of those investments. Net realized and unrealized gains and losses on these securities are included in financial income and other, net.

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

RISKS RELATED TO OUR BUSINESS

BECAUSE OF THE SIGNIFICANT PURCHASE PRICE OF OUR SOFTWARE PRODUCTS AND THE CORRESPONDING CARE THAT OUR POTENTIAL CUSTOMERS EXERCISE IN MAKING A PURCHASE DECISION, WE EXPECT THAT OUR QUARTERLY OPERATING RESULTS WILL CONTINUE TO FLUCTUATE AND THIS COULD CAUSE THE TRADING PRICE OF OUR SHARES TO FLUCTUATE OR DECLINE.

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

o changes in demand for Oracle and other databases, with which our software operates, and related enterprise application software;

o   acceptance of new products in the marketplace;

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

WE HAVE A HISTORY OF LOSSES, AND WE ANTICIPATE OUR EXPENSES WILL INCREASE IN THE FORESEEABLE FUTURE AS A RESULT OF PLANNED EXPANSION OF OUR SALES AND MARKETING CHANNELS AND RESEARCH AND DEVELOPMENT ACTIVITIES, WHICH COULD DELAY US FROM ATTAINING PROFITABILITY.

     We incurred net losses of approximately $2.6 million for the year ended December 31, 1999, $9.9 million for the year ended December 31, 2000 and had net income of $923,000 for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $25.4 million. We cannot predict the extent of our future losses and when, or if, we may become profitable on a sustained basis. We anticipate that our expenses may increase substantially in the foreseeable future as we seek to expand our distribution channels, to increase our sales and marketing activities, and to continue to develop our technology and introduce new software. These efforts may prove more costly than we currently anticipate and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to increase our revenues at a greater rate than our expenses, we will not be able to maintain profitability.

OUR INABILITY TO DEDICATE APPROPRIATE FINANCIAL AND MANAGERIAL RESOURCES COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES AT THE SAME RATE IN THE FUTURE AS THEY HAVE IN THE PAST AND, FOR THE SAME REASON, THEY COULD DECLINE.

     Although our revenues have grown at substantial rates in recent years, we do not expect our revenues to grow as rapidly in the future, and our revenues could decline. Our total revenues have grown from $11.6 million for the year ended December 31, 1999, to $27.5 million for the year ended December 31, 2000 and to $55.6 million for the year ended December 31, 2001. As our business develops and the market for our software products matures, it is unlikely that our revenues will continue to grow at the same rapid pace. We may not be able to dedicate the significant managerial time and effort required to develop additional strategic relationships, and we may not be able to hire sufficient numbers of sales personnel to expand our sales channels and increase penetration of our existing markets. In addition, we may not have the financial liquidity required to develop and introduce, on a timely basis, new products that achieve broad market acceptance.

OUR FAILURE TO DEDICATE APPROPRIATE RESOURCES TO OUR BUSINESS COULD STRAIN OUR EXISTING SYSTEMS OR MANAGEMENT CAPABILITIES, LIMIT OUR GROWTH AND HARM OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We currently have employees based in Israel, the United Kingdom, France, Holland, Germany, Australia, Canada, China, Malaysia and throughout the United States. We increased our employee base significantly during 2000 and 2001. In particular, we have increased, and expect to continue to increase, the size of our sales force through the integration of the operations of Knight Fisk Software Ltd., which we acquired in February 2000, Savant Corporation, which we acquired in December 2000, JC2 Informatique, the workforce and assets of which we acquired in December 2000 and W. Quinn Associates, Inc., which we acquired in September 2001. Furthermore, we have recently established subsidiaries and joint ventures in Europe and expect to continue to establish additional distribution channels through third-party relationships. Our growth, coupled with rapid changes in our market, has placed, and is likely to continue to place, significant strains on our administrative, operational and financial resources and places significant demands on our internal systems, procedures and controls. In order to manage growth effectively, we must implement and improve our operational systems and controls. The failure to invest in and establish systems with sufficient capacity to handle expanded operations or failure to dedicate appropriate managerial resources could restrain our potential future growth and may harm the efficiency of our operations. If we fail to manage our growth effectively, the quality of our products and services and our operating results could be seriously harmed.

WE WILL NEED TO RECRUIT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL TO SUCCESSFULLY GROW OUR BUSINESS.

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

ANY ACQUISITIONS OR ATTEMPTED ACQUISITIONS WILL DIVERT MANAGEMENT ATTENTION AND FINANCIAL RESOURCES AND MAY HARM OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

ACQUISITIONS MAY NOT PRODUCE THE REVENUES, EARNINGS OR BUSINESS SYNERGIES THAT WE ANTICIPATED AND MAY CAUSE OUR REVENUES TO DECLINE.

     The acquisition of Savant, W. Quinn and any other past or future acquisitions may not produce the revenues, earnings or business synergies that we anticipated, and acquired businesses or technologies may not perform as expected for a variety of reasons, including:

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

WE DEPEND UPON KEY PERSONNEL, THE LOSS OF WHOM WOULD HARM OUR OPERATIONS.

     Our success depends, to a significant extent, upon the continued performance and services of our executive officers and other key sales, marketing, engineering and support personnel. The loss of the services of any of our executive officers or key personnel, including Shimon Alon, our Chief Executive Officer, and Itzhak "Aki" Ratner, our President, would be disruptive to our operations. It would be difficult and time consuming to replace them. We do not maintain key person life insurance policies on any of our officers. Any of these individuals may voluntarily terminate his employment with Precise. Our inability to retain these employees could harm the growth and success of our business.

WE COMPETE WITH ORACLE, A COMPANY WITH LONG-STANDING RELATIONSHIPS WITH OUR CUSTOMERS; EFFORTS BY ORACLE TO IMPROVE THEIR COMPETITIVE POSITION COULD REDUCE OUR REVENUES OR GROSS MARGINS

     We face both current and potential competition from Oracle. Our Precise/Indepth for Oracle software presently competes with a product sold by Oracle in the market for Information Technology infrastructure performance management software. As part of its competitive strategy, Oracle could attempt to increase its presence in this market by focusing its efforts on selling its own performance management software to our present and potential customers. In addition, Oracle could bundle its own performance management software, or performance management software offered by a third party, with its database software, which could discourage potential customers from purchasing our software. Even if the performance management software sold by Oracle or bundled with Oracle's database software was more limited in functionality than our software, a significant number of customers or potential customers might elect to accept more limited functionality instead of purchasing additional software from us. Although to date we have not experienced pressure to reduce prices or margins as a result of Oracle bundling performance management software with their database software, this bundling practice could lead to future price reductions for our software, reducing our gross margins. Oracle has a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than we do. If any of those events occurred, our ability to compete effectively could be impaired, and we would lose market share.

OUR RELATIONSHIP WITH ORACLE IS IMPORTANT TO OUR SOFTWARE DEVELOPMENT EFFORTS AND ANY DETERIORATION IN THIS RELATIONSHIP COULD IMPAIR OUR ABILITY TO DEVELOP OUR SOFTWARE RELATED TO ORACLE PRODUCTS.

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

IF THE MARKETS FOR ORACLE DATABASES AND RELATED APPLICATIONS SOFTWARE DO NOT CONTINUE TO EXPAND, OUR ABILITY TO GROW OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     To date, most of the Precise software has been designed to support Oracle-based IT infrastructures, although we have introduced new products and expect to continue to develop new products which are designed for databases marketed by other software providers, or are not dependent on databases. If the market for Oracle databases and related applications software declines or expands more slowly than we currently anticipate, our ability to grow our business, sell our software and achieve and maintain profitability may be impaired. Although the market for Oracle databases and related applications has grown rapidly, this growth may not continue at the same rate, or at all.

THE APPLICATION PERFORMANCE MANAGEMENT SOFTWARE MARKET IS EXPECTED TO RAPIDLY EVOLVE, AND IF WE ARE NOT ABLE TO ACCURATELY PREDICT AND RESPOND TO MARKET DEVELOPMENTS OR CUSTOMER NEEDS, OUR COMPETITIVE POSITION WILL BE IMPAIRED.

     The market for IT Application Performance Management software is relatively new and is expected to evolve rapidly. However, estimates of our market's expected growth are inherently uncertain and are subject to many risks and assumptions. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans. These customers look to our software products to monitor application performance in this environment. Rapid changes in the needs of these customers and changing technologies make it difficult for us to predict their demands. We are particularly susceptible to those changes since our software is used in a wide array of operating environments, which are constantly evolving. As a result, we may not be able to develop, on a timely basis or at all, software that meets our customers' needs or desires. In addition, various sectors of our market are served by competitors who may respond more effectively to market developments and customer needs. We cannot assure you that the market for our software will grow or that we will be able to respond to changes in the market, evolving customer needs or our competition. If the market for our software does not develop as we expect or if we fail to respond to market and competitive developments, our business prospects and competitive position will be impaired.

THE FAILURE OF OUR NEW SOFTWARE TO ACHIEVE MARKET ACCEPTANCE OR DELAYS IN OUR CURRENT OR FUTURE SOFTWARE DEVELOPMENT EFFORTS COULD ERODE OUR COMPETITIVE POSITION.

     The failure to successfully develop, enhance or modify our software, or the failure to do so on a timely basis, could limit our revenue growth and competitive position. We expanded our product line to allow the monitoring of an organization's application performance across the IT infrastructure and continue to develop new releases of our core products that incorporate additional features. We may need to rapidly develop and introduce additional software and enhancements to our existing software to satisfy our current customers and maintain our competitive position in the marketplace. We may also need to modify our software so that it can operate with new or enhanced software introduced by other software vendors. The failure to introduce new, enhanced or modified software on a timely basis could prevent our software from achieving market acceptance. We have in the past, and may in the future, experience delays in the timing of new software introductions. To support our software development, enhancement or modification, we may find it necessary to license or acquire new technologies, which may not be available to us on acceptable terms, if at all.

OUR FAILURE TO ESTABLISH AND EFFECTIVELY MANAGE INDIRECT DISTRIBUTION CHANNELS COULD CAUSE OUR REVENUES TO DECLINE.

     Our ability to sell our software in new markets and to increase our share of existing markets will be impaired if we fail to expand significantly our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through value-added resellers, systems integrators and original equipment manufacturers. We have entered into agreements with EMC, Amdocs, and several other companies to bundle a version of our software or to sell our software along with their product. Although these relationships have been successful to date, we cannot predict the extent to which these companies will continue to be successful in marketing or selling our software. These agreements could be terminated on short notice and they do not prevent any of these parties from selling the software of other companies, including our competitors. Our OEMs or resellers could give higher priority to other companies' software or to their own software than they give to ours.

OUR INABILITY TO DEVELOP AND EXPAND OUR DIRECT SALES FORCE WOULD LIMIT OUR REVENUE GROWTH.

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

A DECLINE IN THE PRICE OF OR DEMAND FOR OUR PRECISE/INDEPTH FOR ORACLE SOFTWARE, WHICH ACCOUNTS FOR A SUBSTANTIAL PORTION OF OUR TOTAL REVENUES, WOULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUES.

     Our success depends on continued market acceptance of our Precise/Indepth for Oracle software. Revenues from licensing Precise/Indepth for Oracle accounted for approximately 72% of our total revenues for the year ended December 31, 1999, 60% of our total revenues for the year ended December 31, 2000, and 43% of our total revenues for the year ended December 31, 2001. We expect software license revenues from Precise/Indepth for Oracle to continue to account for a substantial portion of our future revenues, although we expect this percentage to continue to decline. For instance, for the three months ended December 31, 2001, Precise/Indepth for Oracle accounted for approximately 32% of our total revenues. If Precise/Indepth for Oracle does not continue to achieve market acceptance, or if our competitors release new products that have more advanced features, offer better performance or are more price competitive than Precise/Indepth for Oracle, our revenues may not grow and may even decline.

IF EXISTING CUSTOMERS DO NOT MAKE SUBSEQUENT PURCHASES FROM US OR IF OUR RELATIONSHIPS WITH OUR LARGEST CUSTOMERS ARE IMPAIRED, OUR REVENUE GROWTH COULD DECLINE.

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

     In addition, our strategic channel represents a large portion of our total revenues. These revenues are derived from EMC, Amdocs and, to a lesser extent, other strategic partners. If our sales from these customers were impaired, our revenue growth could decline.

DEFECTS IN OUR SOFTWARE WOULD HARM OUR BUSINESS AND DIVERT RESOURCES.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

     Because our customers rely on our software to monitor and improve the performance of their critical software applications, they are sensitive to potential disruptions that may be caused by the use of, or any defects in, our software. As a result, we may be subject to claims for damages related to software errors in the future. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Regardless of whether we prevail, diversion of key employees' time and attention from the business, incurrence of substantial expenses and potential damage to our reputation might result. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Limitation of liability provisions like those in our license agreements, however, may not be effective under the laws of some jurisdictions. In addition, although we maintain general liability insurance, we cannot assure you that this coverage will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim

OUR FAILURE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE MARKET POSITION.

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

CLAIMS THAT OUR SOFTWARE INFRINGES THE PROPRIETARY RIGHTS OF OTHERS COULD HARM OUR BUSINESS AND CAUSE US TO INCUR SIGNIFICANT COSTS.

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

WE RELY ON SOFTWARE LICENSES FROM THIRD PARTIES, THE LOSS OF WHICH COULD INCREASE OUR COSTS AND DELAY SOFTWARE SHIPMENTS.

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

WE ARE SUBJECT TO RISKS OF OPERATING WORLDWIDE THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

     We market and sell our software in North America, South America, Europe and Asia and we plan to establish additional facilities in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of North America accounted for approximately 30% of our total revenues in the year ended December 31, 1999, approximately 29% of our total revenues in the year ended December 31, 2000 and approximately 36% of our total revenues in the year ended December 31, 2001. In addition, our largest research and development facility is located in Israel. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for worldwide operations, including:

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

OUR SHARE PRICE HAS BEEN VOLATILE AND COULD DROP UNEXPECTEDLY.

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

RISKS RELATED TO OUR OPERATIONS IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY HARM OUR RESULTS OF OPERATIONS.

     Our largest research and development facility is located in Israel and a small portion of our sales is currently being made to customers in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors as well as many incidents of civil unrest. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Despite the efforts towards peace between Israel and its Arab neighbors and the Palestinians, there can be no assurance that ongoing or revived hostilities or other factors related to Israel will not harm our business. Furthermore, several countries still restrict business with Israel and Israeli companies. These restrictive laws and policies may seriously limit our ability to operate in Israel or sell our software in these countries and would harm our results of operations.

OUR OPERATIONS MAY BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR PERSONNEL TO PERFORM MILITARY SERVICE.

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

BECAUSE MOST OF OUR REVENUES ARE GENERATED IN NON-ISRAELI CURRENCIES, BUT A PORTION OF OUR EXPENSES ARE INCURRED IN NEW ISRAELI SHEKELS, INFLATION AND CURRENCY FLUCTUATIONS COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

     We generate most of our revenues in U.S. dollars but a portion of our costs associated with our Israeli operations is in New Israeli Shekels, or NIS. We also pay some of our international-based sales and support staff in local currencies, such as the British pound sterling. As a result, we are exposed to risks to the extent that the rate of inflation in Israel or in the U.K. exceeds the rate of devaluation of the NIS or the British pound sterling in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Israel or in the U.K. In that event, the cost of our operations in Israel and the U.K. measured in terms of U.S. dollars will increase and our U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation. Our results of operations also could be harmed if we are unable to guard against currency fluctuations in Israel, the U.K. or other countries in which we may employ sales or support staff in the future.

YOU MAY HAVE DIFFICULTIES IN ENFORCING A U.S. JUDGMENT AGAINST US, OUR EXECUTIVE OFFICERS AND DIRECTORS OR IN ASSERTING U.S. SECURITIES LAWS CLAIMS IN ISRAEL.

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

WE INTEND TO RELY UPON TAX BENEFITS FROM THE STATE OF ISRAEL IF AND WHEN WE BECOME PROFITABLE, BUT THOSE TAX BENEFITS MAY NOT BE AVAILABLE TO US AT THAT TIME.

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

THE TRANSFER AND USE OF PORTIONS OF OUR TECHNOLOGY ARE LIMITED BECAUSE OF RESEARCH AND DEVELOPMENT GRANTS WE RECEIVED FROM THE ISRAELI GOVERNMENT.

     Our research and development efforts associated with the development of Precise/Indepth for Oracle software have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Commerce. We have developed software through Chief Scientist grants that subject us to royalty payments and restrictions, which could limit or prevent our growth and profitability. The software developed with this funding may not be manufactured, nor may this technology embodied in our software be transferred, outside of Israel without appropriate governmental approvals. These restrictions do not apply to the sale or export from Israel of our software developed with this know-how. These restrictions will continue to apply to us after we pay the full amount of royalties payable in respect of the grants. However, if the Chief Scientist consents to the manufacture of our software outside Israel, the regulations prescribe the payment of increased royalties, ranging from 120% to 300% of the amount of the Chief Scientist grant, depending on the percentage of foreign manufacture.

PROVISIONS OF ISRAELI LAW MAY DELAY, PREVENT OR MAKE DIFFICULT AN ACQUISITION OF PRECISE, WHICH COULD PREVENT A CHANGE OF CONTROL AND THEREFORE DEPRESS THE PRICE OF OUR SHARES.

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

U.S. INVESTORS IN OUR COMPANY COULD SUFFER ADVERSE TAX CONSEQUENCES IF WE ARE CHARACTERIZED AS A PASSIVE FOREIGN INVESTMENT COMPANY.

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

BECAUSE THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, IT MAY NOT PROVE TO BE ACCURATE

     This Annual Report on Form 10-K and the documents we incorporate by reference include forward-looking statements. We use words like "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about Precise, the market for our products and the competition, including, among other things:

o our inability to achieve or maintain profitability since we expect to incur significant expenses in the near future to grow our business, particularly our direct sales force and indirect sales channels;

o    the size, timing and recognition of revenue from major customers;

o market acceptance of new product offerings and our ability to predict and respond to market developments;

o    our ability to attract and retain key personnel;

o    the development and expansion of our direct sales force;

o our ability to consummate acquisitions and to successfully integrate and operate the acquired businesses;

o    risks associated with management of growth;

o political, economic and business fluctuations in Israel and our international markets; and

o risks of downturns in economic conditions generally, and in the information technology and software industries specifically.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

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

    Our investment portfolio includes debt instruments that are United States government obligations. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. We do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations. We do, however, incur a portion of our expenditures in foreign currencies, such as NIS, the Euro and British pound sterling that could cause our results of operations to fluctuate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements, together with the related notes and independent auditors' report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph," "Audit Committee Report" and "Compensation Committee Report on Executive Compensation" and the to be incorporated by reference herein from Precise's proxy statement in connection with Precise's annual general meeting of shareholders to be held on May 30, 2002.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Certain information relating to directors and executive officers of Precise is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 30, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2001.

    Certain information relating to the executive officers of Precise can be found in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 30, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF
          PRECISE

    Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from Precise's proxy statement in connection with its annual general meeting of shareholders to be held on May 30, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of Precise's fiscal year ended December 31, 2001.

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

     (b) Reports on Form 8-K: Precise filed the following reports on Form 8-K during the fiscal year ended December 31, 2001: Report on Form 8-K on September 19, 2001 reporting the acquisition of W. Quinn Associates, Inc; Report on Form 8-K/A on November 9, 2001 reporting the financial statements of W. Quinn and the pro-forma financial information of Precise and W. Quinn.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2001

                                 IN U.S. DOLLARS

                                      INDEX

                                                                         PAGE

REPORT OF INDEPENDENT AUDITORS                                           F-2

CONSOLIDATED BALANCE SHEETS                                              F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                            F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9

                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

                         PRECISE SOFTWARE SOLUTIONS LTD.


     We have audited the accompanying consolidated balance sheets of Precise Software Solutions Ltd. ("the Company") and its subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States.

                                                       /s/ KOST, FORER & GABBAY
                                                       -------------------------
Tel-Aviv, Israel                                       KOST, FORER & GABBAY
January 18, 2002                                       A Member of Ernst & Young
                                                       International

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                 DECEMBER 31,
                                                                     -------------------------------------
                                                                          2000                 2001
                                                                     ----------------    -----------------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  82,218           $  35,144
  Marketable securities                                                     39,261              39,752
  Trade receivables, net of allowance for
   doubtful accounts ($ 74 in 2000 and $ 179 in 2001)                        5,834              12,156
  Other accounts receivable and prepaid expenses                             3,688               3,168
                                                                     ----------------    -----------------

     Total current assets                                                  131,001              90,220
                                                                     ----------------    -----------------

MARKETABLE SECURITIES, NON CURRENT                                          27,931              60,935
                                                                     ----------------    -----------------

SEVERANCE PAY FUND                                                             540                 750
                                                                     ----------------    -----------------

PROPERTY AND EQUPIMENT, NET                                                  2,696               5,047
                                                                     ----------------    -----------------

OTHER ASSETS, NET

                                                                            16,513              46,231
                                                                     ----------------    -----------------

                                                                        $  178,681          $  203,183
                                                                     ================    =================




The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                                        -------------------------------------
                                                                              2000                2001
                                                                        -----------------    ----------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                             $  1,452             $  1,394
  Deferred revenues                                                             3,351                6,673
  Employees and payroll accruals                                                3,903                5,161
  Accrued expenses                                                              1,342                2,014
  Other current liabilities                                                       806                  973
                                                                        -----------------    ----------------

     Total current liabilities                                                 10,854               16,215
                                                                        -----------------    ----------------

LONG-TERM LIABILITIES:
  Long-term debt and other liabilities                                            120                  193
  Accrued severance pay                                                           831                1,116
                                                                        -----------------    ----------------

     Total long-term liabilities                                                  951                1,309
                                                                        -----------------    ----------------

SHAREHOLDERS' EQUITY Ordinary shares:

     NIS 0.03 par value: Authorized: 70,000,000 shares at December
     31, 2000 and December 31, 2001; Issued and outstanding:
     25,540,602 shares at December 31, 2000 and 27,937,776 shares
     at December 31, 2001                                                         204                  221
  Additional paid-in capital                                                  195,406              210,215
  Deferred stock compensation                                                  (2,717)                (544)
  Accumulated other comprehensive income                                          330                1,191
  Accumulated deficit                                                         (26,347)             (25,424)
                                                                        -----------------    ----------------

     Total shareholders' equity                                               166,876              185,659
                                                                        -----------------    ----------------

                                                                           $  178,681           $  203,183
                                                                        =================    ================


The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                     1999               2000               2001
                                                                ---------------    ---------------     --------------
Revenues:
  Software licenses                                                $   9,770           $  22,968          $  43,903
  Services                                                             1,844               4,580             11,694
                                                                ---------------     --------------     --------------
Total revenues                                                        11,614              27,548             55,597
                                                                ---------------     --------------     --------------

Cost of revenues:
  Software licenses                                                      741                 742                362
  Services (1)                                                           906               1,693              3,143
                                                                ---------------     --------------     --------------
Total cost of revenues                                                 1,647               2,435              3,505
                                                                ---------------     --------------     --------------

Gross profit                                                           9,967              25,113             52,092
                                                                ---------------     --------------     --------------

Operating expenses:
  Research and development (2)                                         2,891               4,987             10,924
  Sales and marketing (3)                                              7,913              20,749             34,675
  General and administrative (4)                                       1,598               3,923              7,046
  Amortization of deferred stock compensation                            234               6,151              1,930
  Amortization of goodwill and intangible assets                           -                  99              3,040
  In-process research and development write-off                            -               2,200                 86
                                                                ---------------     --------------     --------------

Total operating expenses                                              12,636              38,109             57,701
                                                                ---------------     --------------     --------------

Operating loss                                                        (2,669)            (12,996)            (5,609)
Financial income and other, net                                           71               3,091              6,565
                                                                ---------------     --------------     --------------

Income (loss) before income tax provision                             (2,598)             (9,905)               956
Income tax provision                                                       -                   -                 33
                                                                ---------------     --------------     --------------
Net income (loss)                                                   $ (2,598)          $  (9,905)            $  923
                                                                ===============     ==============     ==============

Net earnings (loss) per share:

  Basic net earnings (loss) per share                           $     (0.79)          $   (0.77)          $   0.03
                                                                ===============     ==============     ==============
  Diluted net earnings (loss) per share                         $     (0.79)          $   (0.77)          $   0.03
                                                                ===============     ==============     ==============
  Weighted average number of shares used in computing
    basic net earnings (loss) per share                                3,299              12,901             26,745
                                                                ===============     ==============     ==============
  Weighted average number of shares used in computing
    diluted net earnings (loss) per share                              3,299              12,901             29,971
                                                                ===============     ==============     ==============

-------------------
(1) Excludes $0, $283 and $12 in amortization of deferred stock compensation in 1999, 2000 and 2001, respectively.
(2) Excludes $16, $144 and $59 in amortization of deferred stock compensation in 1999, 2000 and 2001, respectively.
(3) Excludes $104, $2,382 and $419 in amortization of deferred stock compensation in 1999, 2000 and 2001, respectively.
(4) Excludes $114, $3,342 and $1,440 in amortization of deferred stock compensation in 1999, 2000 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                        ACCU-                    TOTAL
                                                                           DEFERRED    MULATED                   COMPRE-    TOTAL
                                                            ADDITIONAL      STOCK       OTHER                    HENSIVE    SHARE-
                                    PREFERRED    PAID-IN     PAID-IN       COMPEN-     COMPRE-    ACCUMULATED    INCOME     HOLDERS'
                                     SHARES      SHARES      CAPITAL       SATION      HENSIVE      DEFICIT      (LOSS)     EQUITY
                                    ---------    -------   ----------     --------     -------    -----------    -------    --------
Balance as of January 1, 1999.....  $      62    $    31   $   14,680       (187)      $    --    $  (13,844)        --     $   742
  Issuance of shares, net.........         35         --        9,860         --            --            --         --       9,895
  Deferred stock compensation
   related to options granted to
   employees......................         --         --          712       (712)           --            --         --          --
  Amortization of deferred stock
   compensation and compensation
   for warrants granted to
   consultants....................         --         --           20        234            --            --         --         254
  Net loss........................         --         --           --         --            --        (2,598)    (2,598)     (2,598)
                                    ---------    -------   ----------     --------     -------    -----------    -------    --------
Total comprehensive loss..........                                                                   $(2,598)
                                                                                                  ===========
Balance as of December 31, 1999            97         31       25,272       (665)           --       (16,442)        --       8,293
 Options issued pursuant
  to the acquisition of
  Knight Fisk Software LTD........         --         --          199         --            --            --         --         199
 Issuance of shares in
  IPO, net of $1,628 offering
  costs...........................         --         39       75,909         --            --            --         --      75,948
 Conversion of Preferred shares
  upon IPO........................        (97)        97           --         --            --            --         --          --
 Issuance of shares in second
  public offering, net of $2,257
  offering costs..................         --         21       71,423         --            --            --         --      71,444
 Exercise of options..............         --         12          468         --            --            --         --         480
 Issuance of shares pursuant to the
  acquisition of Savant
  Corporation ....................         --          4       13,932         --            --            --         --      13,936
 Deferred stock compensation
  related to options granted to
  employees.......................         --         --        8,203     (8,203)           --            --         --          --
 Amortization of deferred
  stock compensation..............         --         --           --      6,151            --            --         --       6,151
Comprehensive income:
 Unrealized holding gains
  on available-for-sale
  marketable securities...........         --         --           --         --           322            --        322         322
 Foreign currency translation
  adjustment......................         --         --           --         --             8            --          8           8
                                                                                                                 -------
 Total other comprehensive income                                                                                   330
 Net loss.........................         --         --           --         --            --        (9,905)    (9,905)     (9,905)
                                    ---------    -------   ----------     --------     -------    -----------    -------    --------
 Total comprehensive loss.........                                                                              $(9,575)
                                                                                                                 =======
Balance as of December 31, 2000...  $      --    $   204   $  195,406    $(2,717)      $   330    $  (26,347)   $          $166,876

 Issuance of shares under ESPP....         --          1          726         --            --            --         --         727

 Issuance of shares pursuant to
  acquisition of W. Quinn
  Associates, Inc. ...............         --          5       12,480         --            --            --         --      12,485
 Exercise of options, net.........         --         11        3,272         --            --            --         --       3,283
 Adjustments to Savant
  acquisition.....................         --         --       (1,426)        --            --            --         --      (1,426)
 Amortization of deferred
  stock compensation, net.........         --         --         (243)     2,173            --            --         --       1,930
Comprehensive income:
 Unrealized holding gains on
  available-for-sale marketable
  securities......................         --         --           --         --           903            --        903         903
 Foreign currency translation
  adjustment......................         --         --           --         --           (42)           --        (42)        (42)
                                                                                                                 -------
Total other comprehensive income                                                                                    861
Net income........................         --         --           --         --            --           923        923         923
                                    ---------    -------   ----------     --------     -------    -----------    -------    --------
Total comprehensive income                                                                                      $ 1,784
                                                                                                                 =======

Balance as of December 31, 2001...  $      --    $   221   $  210,215     $ (544)      $ 1,191    $  (25,424)              $185,659
                                    =========    =======   ==========     ========     =======    ===========    =======    ========


The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                              YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                   1999                2000                 2001
                                                             -----------------    ----------------     ----------------
Cash flows from operating activities:
-------------------------------------
  Net income (loss )                                             $ (2,598)           $  (9,905)         $       923
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation                                                    399                  603                1,329
      Capital loss on sale of equipment                                 -                    -                   61
      Accretion of discount/(amortization of premium)on
       available- for-sale securities                                   -                  (18)                 109
      Amortization of deferred stock compensation and
       compensation of warrants granted to consultants                254                6,151                1,930
      Amortization of goodwill and intangible assets                    -                   99                3,040
      In-process research and development write off                     -                2,200                   86
      Increase in accrued severance pay, net                           53                  102                   75
      Increase in trade receivables                                (1,576)              (1,386)              (5,680)
      Decrease (increase) in other accounts receivable
       and prepaid expenses                                          (119)              (3,248)               1,315
      Increase (decrease) in trade payables                            82                  588                 (518)
      Increase in deferred revenues                                   664                  958                2,111
      Increase in employees and payroll accruals                      207                2,946                1,044
      Increase (decrease) in other current liabilities
       and accrued expenses                                           (15)                 174                  385
      Other                                                            46                    9                  (32)
                                                           ------------------   -----------------    ------------------

   Net cash provided by (used in) operating activities             (2,603)                (727)               6,178
                                                           ------------------   -----------------    ------------------

Cash flows from investing activities:
-------------------------------------
  Purchase of property and equipment                                 (499)              (2,089)              (3,274)
  Purchase of short-term bank deposits                               (876)                   -                    -
  Purchase of available-for-sale marketable securities                  -              (70,852)             (89,440)
  Purchase of other assets                                              -                 (765)              (1,328)
  Payment for acquisition of consolidated subsidiary (1)                -                 (507)                   -
  Payment for acquisition of consolidated subsidiary (2)                -               (2,787)                   -
  Payment for acquisition of consolidated subsidiary (3)                -                    -              (20,641)
  Proceeds from sale of short-term bank deposits                        -                  888                    -
  Proceeds from sale of available-for-sale marketable                   -                    -                3,785
   securities
  Proceeds from redemption of available-for-sale
   marketable securities                                                -                4,000               53,710
                                                           ------------------   -----------------    ------------------

Net cash used in investing activities                              (1,375)             (72,112)             (57,188)
                                                           ------------------   -----------------    ------------------

Cash flows from financing activities:
-------------------------------------
  Short-term bank credit, net                                           -                  (24)                   -
  Proceeds from issuance of shares, net                             9,839              148,141                  727
  Proceeds from exercise of options, net                                -                  480                3,283
  Repayment of other long-term debt                                   (12)                (251)                 (27)
                                                           ------------------   -----------------    ------------------

Net cash provided by financing activities                           9,827              148,346                3,983
                                                           ------------------   -----------------    ------------------
Effect of exchange rate change on cash and cash                         -                   18                  (47)
equivalents
                                                           ------------------   -----------------    ------------------

Increase (decrease) in cash and cash equivalents                    5,849               75,507              (47,074)
Cash and cash equivalents at the beginning of the year                844                6,693               82,218
                                                           ------------------   -----------------    ------------------

Cash and cash equivalents at the end of the year                 $  6,693            $  82,218           $   35,144
                                                           ==================   =================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                 YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                    1999                  2000                 2001
                                                             --------------------    ---------------      ----------------

     (1) In February 2000, the Company acquired all of the
     outstanding shares of Knight Fisk Software Ltd.
     The net estimated fair value of the assets acquired and
     liabilities assumed at the date of the acquisition was
     as follows:
     Working deficiency, except cash and cash equivalents                           $       (8)
     Property and equipment                                                                 41
     Long-term loans and other                                                             (45)
     Other assets                                                                          718
                                                                                    -----------------
                                                                                           706
     Options granted                                                                      (199)
                                                                                    -----------------

                                                                                    $      507
                                                                                    =================

     (2) In December 2000, the Company acquired all of the
     outstanding shares of Savant Corporation.
     The net estimated fair value of the assets acquired and
     liabilities assumed at the date of the acquisition was
     as follows:
     Working deficiency, except cash and cash equivalents                           $     (687)
     Property and equipment                                                                111
     Long-term loans                                                                       (23)
     Other assets                                                                       15,122
     In-process research and development                                                 2,200
                                                                                    -----------------
                                                                                        16,723
     Issuance of shares, net                                                           (13,936)
                                                                                    -----------------

                                                                                    $    2,787
                                                                                    =================

     (3) In September 2001, the Company acquired all of the
     outstanding shares of W. Quinn Associates, Inc.
     The net estimated fair value of the assets acquired and
     liabilities assumed at the date of the acquisition was
     as follows:
     Working capital, except cash and cash equivalents                                                   $       43
     Property and equipment                                                                                     475
     Long-term loans and other liabilities                                                                      (93)
     Other assets                                                                                            32,615
     In-process research and development                                                                         86
                                                                                                         -----------------
                                                                                                             33,126
     Issuance of shares, net                                                                                (12,485)
                                                                                                         -----------------

                                                                                                         $   20,641
                                                                                                         =================

Supplemental disclosure of cash flows activities:
-------------------------------------------------
(a)  Cash paid during the year for:
   Interest                                                     $     19                $    13              $    21
                                                            ====================    =================    =================
(b)  Non cash transactions:
     ----------------------
   Capital lease obligation                                     $      -                $    97              $      -
                                                            ====================    =================    =================
     Adjustment to Savant Corporation acquisition               $      -                $     -              $  1,426
                                                            ====================    =================    =================
   Accrued issuance and acquisition costs                       $      -                $   749              $    241
                                                            ====================    =================    =================

The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

     A.  ORGANIZATION:

     Precise Software Solutions Ltd. ("the Company") was established in Israel on November 15, 1990. The Company is a provider of software products that assist organizations in performance management, monitoring and tuning of database applications, and related consulting, training and support services. The Company has operations in the form of wholly owned subsidiaries in the United States, the United Kingdom, France, Germany, Holland, Malaysia and Australia.

     B.  PUBLIC OFFERING:

     The Company completed an initial public offering in June 2000, and since then the Company's ordinary shares have been traded on the NASDAQ National Market in the United States.

NOTE 2:  ACQUISITIONS

     A.  ACQUISITION OF W. QUINN ASSOCIATES, INC.:

     In September 2001, the Company acquired all the outstanding ordinary shares of W. Quinn, a United States based company, in consideration of approximately $34.1 million. W. Quinn develops and markets storage resource and performance management solutions. The total purchase price consisted of $21.6 million paid in cash and $12.5 million paid by the issuance of 774,413 ordinary shares. The consideration included $1.5 million of transaction costs.

     In addition, W. Quinn's shareholders received the right to receive additional ordinary shares in an amount up to $17.5 million, based on the achievement of certain post-acquisition revenue and performance targets relating to the one year period subsequent to the closing.

     The acquisition of W. Quinn was accounted for under the purchase method, accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

     According to Statement of Financial Accounting Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets", this goodwill will not be amortized, but will be subject to annual impairment tests in accordance with the statement. The allocation of the purchase price of the W. Quinn acquisition is based on the fair value of assets acquired.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the W. Quinn acquisition, the Company recorded a one-time expense of $86,000 to write-off software acquired from W. Quinn for which technological feasibility has not yet been established and for which no alternative future use existed. Other intangible assets acquired had an estimated fair value of $32.1 million shown in the following table (in thousands):

     Goodwill                                                  $     25,553
     Acquired developed technology                                    2,147
     Patent                                                           2,165
     Trademark and customer relationships                             2,269
                                                               -----------------
                                                               $     32,134
                                                               =================

     PRO FORMA FINANCIAL INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

     The operations of W. Quinn are included in the Company's consolidated results of operations from September 5, 2001. The following unaudited pro forma information presents the results of operations for the Company and W. Quinn for the years ended December 31, 2000 and December 31, 2001, as if the acquisition had been consummated as of January 1, 2000 and January 1, 2001, respectively. The pro forma total revenues would have been $36,405 and $61,985 for the years ended December 31, 2000 and 2001, respectively. The pro forma net loss would have been $10,158 and $1,849 for the years ended December 31, 2000 and 2001, respectively. The pro forma basic and diluted net loss per share would have been $0.74 and $0.07 for the years ended December 31, 2000 and 2001, respectively. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 2000 or 2001, nor is it necessarily indicative of future results.

     B.  ACQUISITION OF SAVANT CORPORATION:

     In December 2000, in consideration of approximately $16.7 million, the Company acquired all the outstanding shares of Savant Corporation ("Savant"), a United States based company. Savant develops and markets a suite of real-time diagnostic and proactive performance management solutions. The total purchase price consisted of $2.8 million in cash, including $0.3 million of transaction related costs, and $13.9 million in 512,445 ordinary shares

     The acquisition of Savant was accounted for under the purchase method, accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

     In connection with the Savant acquisition, the Company recorded a one-time expense of $ 2.2 million to write-off software acquired from Savant for which technological feasibility has not yet been established and for which no alternative future use exists. Other intangible assets acquired had an estimated fair value of $ 15.1 million shown in the following table (in thousands):

     Goodwill                                                           $ 9,022
     Acquired technology                                                  3,200
     Acquired assembled work force                                        1,100
     Customer relationship                                                1,800
                                                                  --------------
                                                                      $  15,122
                                                                  ==============

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In 2001, upon the completion of the allocation of the purchase price and the resolution of certain contingencies, the company reduced goodwill by $1,426,000.

     PRO FORMA FINANCIAL INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

     The operations of Savant are included in the Company's consolidated results of operations from January 1, 2001. The following unaudited pro forma information represents the results of operations for the Company and Savant for the years ended December 31, 1999 and December 31, 2000, as if the acquisition had been consummated as of January 1, 1999 and January 1, 2000, respectively. The pro forma total revenues would have been $15,242 and $30,900 for the years ended December 31, 1999 and 2000, respectively. The pro forma net loss would have been $3,102 and $10,876 for the years ended December 31, 1999 and 2000, respectively. The pro forma basic and diluted net loss per share would have been $0.81 and $0.81 for the years ended December 31, 1999 and 2000, respectively. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 1999 or 2000, nor is it necessarily indicative of future results.

     C.  ACQUISITION OF KNIGHT FISK SOFTWARE LTD.:

     In February 2000, for consideration of $706,000, the Company acquired all the outstanding shares of Knight Fisk Software Ltd. ("Knight Fisk"), a U.K.-based company and the distributor of the Company's products in the United Kingdom. Knight Fisk changed its name to Precise Software Solutions UK Ltd. ("Precise UK"). The acquisition was accounted for under the purchase method.

PRO FORMA FINANCIAL INFORMATION (IN THOUSANDS EXCEPT PER SHARE DATA):

     The operations of Precise UK are included in the Company's consolidated results of operations from February 1, 2000. The following unaudited pro forma information presents the results of operations for the Company and Precise UK for the years ended December 31, 1999 and December 31, 2000, as if the acquisition had been consummated as of January 1, 1999 and January 1, 2000, respectively. The pro forma total revenues would have been $12,100 and $27,730 for the years ended December 31, 1999 and 2000, respectively. The pro forma net loss would have been $3,027 and $9,827 for the years ended December 31, 1999 and 2000, respectively. The pro forma basic and diluted net loss per share would have been $0.92 and $0.76 for the years ended December 31, 1999 and 2000, respectively. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 1999 or 2000, nor is it necessarily indicative of future results.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

     A.  USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B.   FINANCIAL STATEMENTS IN U.S. DOLLARS:

     A majority of the revenues of the Company and some of its subsidiaries are generated in U.S. dollars ("U.S. dollar"). In addition, a substantial portion of the Company's and some of its subsidiaries' costs are incurred in dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company and these subsidiaries operate. Thus, the functional and reporting currency of the Company and these subsidiaries is the U.S. dollar.

     Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation." All transaction gains and losses from the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

     The financial statements of other subsidiaries whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in shareholders' equity.

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

     E.  MARKETABLE SECURITIES:

     The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2001, most securities were designated as available-for-sale with a small portion classified as trading securities. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of all investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

     The Company's trading securities are carried at their fair value based upon the quoted market price of those investments. Net realized and unrealized gains and losses on these securities are included in financial income and other, net.

     F.    PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Computers and peripheral equipment           3-5 years
     Office furniture and equipment               6-14 years
     Leasehold improvements                       Over the term of the lease

     The Company and its subsidiaries periodically assess the recoverability of the carrying amount of property and equipment and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." As of December 31, 2001, no impairment losses have been identified.

     G.  OTHER ASSETS:

     Acquired assembled workforce, acquired technology, acquired trademark and customer relationship, acquired patents, capitalized internet site costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over their estimated useful life, which is three to ten years (see note 3r).

     The carrying value of goodwill and intangible assets and the appropriateness of the amortization periods are periodically reviewed by management, based on the expected future undiscounted operating cash flows over the remaining intangible assets amortization period. Based on its most recent analysis, management believes that no impairment of other assets exists as at December 31, 2001.

     Under SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and intangible assets acquired subsequent to June 30, 2001, are deemed to have indefinite lives, will not be amortized, and will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their useful lives. The Company and its subsidiaries will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during 2002.

     H.  RESEARCH AND DEVELOPMENT COSTS:

     SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur material costs between the completion of the working model and the point at which the product is ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

     I.  INCOME TAXES:

     The Company and its subsidiaries account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to there estimated realizable value.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     J.  REVENUE RECOGNITION:

     The Company and its subsidiaries generate revenues mainly from licensing the rights to use their software products and services. The Company and its subsidiaries sell its products primarily through its direct sales force, resellers and Original Equipment Manufacturers ("OEMs").

     The Company has implemented Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended. Revenues from software arrangements are recognized upon delivery of the product when no future obligation exists, when collection is probable, the product fee is either fixed or determinable and persuasive evidence of an arrangement exists. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," for all transactions entered into after January 1, 2000. The Company's Vendor Specific Objective Evidence ("VSOE") used to allocate the sales price to maintenance and support and professional services are based on renewal ratio or the price charged when these elements will be sold separately. SOP 98-9 requires that revenue be recognized under the "residual method" when (1) VSOE of fair value exists for all undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered elements.

     The Company is entitled to fees from its OEMs upon the sublicensing of the Company's products to end-users. Generally the fees due from the OEMs are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs.

     The Company and its subsidiaries generally do not grant a right of return to their customers except for time-limited warranty provisions. Historically, the Company has seen negligible returns.

     Service revenues are comprised of revenues from maintenance and support arrangements, consulting fees, and training, none of which are considered essential to the functionality of the software license. Revenues from maintenance and support arrangements are deferred and recognized on a straight-line basis as service revenues over the life of the related agreement. Consulting fees and training revenues are recognized after the services are rendered.

     Deferred revenue includes unearned amounts received under maintenance and support contracts, and amounts received from customers but not yet recognized as revenues.

     K.  CONCENTRATIONS OF CREDIT RISKS:

     Financial instruments which potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables.

     Cash and cash equivalents are almost entirely invested in major banks in the United States in U.S. dollars. A small portion of cash and cash equivalents are invested in major banks in Europe and Israel. Management believes that the financial institutions holding the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

     Almost all marketable securities include investments in of U.S. treasury notes. Management believes that these investments are financially secure, the portfolio is well diversified, and accordingly, minimal credit risk exists with respect to these investments.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers and resellers located primarily in the U.S., Europe and Asia. The Company and its subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. An allowance for doubtful accounts is determined with respect to those accounts that the Company and its subsidiaries have determined to be doubtful of collection.

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     As for major customers, see also Note 12.

     L.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee share option plans. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation," are provided in Note 8.

     The Company applies SFAS No. 123 and Emergency Issue Task Force 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring in Conjunction with Selling Goods or Services", with respect to warrants issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the warrants at the date of grant.

     M.  ROYALTY-BEARING GRANTS:

     Royalty-bearing grants from the Government of Israel for funding approved research and development projects and for the encouragement of marketing activity, are recognized at time the Company is entitled to such grants; on the basis of the costs incurred; and are netted from research and development, and selling and marketing costs, respectively. The Company did not receive development grants or marketing grants in 1999, 2000 and 2001, respectively.

     N.  SEVERANCE PAY:

     The Company's liability for severance pay is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset on the Company's balance sheet.

     The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only in accordance with the Israeli Severance Pay Law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies and include immaterial profits.

     Severance expenses for the years ended December 31, 1999, 2000 and 2001 amounted to $260,000, $323,000 and $308,000, respectively.

     O.  ADVERTISING:

     Advertising costs are expensed as incurred.

     P.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments:

     (1) The carrying amounts of cash and cash equivalents, trade accounts receivable and trade payables approximate their fair value due to the short-term maturity of such instruments.

     (2) The fair value for available-for-sale and trading securities are based on the quoted market prices (See Note 4).

     (3) The carrying amount of the Company's long-term liabilities approximates their fair value. The fair value was estimated using discounted cash flow analysis, based on the Company's incremental liabilities rates for similar types of arrangements.

     Q.  BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE:

     Basic net earnings (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net earnings (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share".

     All convertible Preferred shares, outstanding stock options, and warrants have been excluded from the calculation of the diluted net earnings (loss) per ordinary share because such securities are anti-dilutive for the periods presented. The total weighted average number of shares related to the outstanding convertible Preferred shares, options and warrants excluded from the calculations of diluted net loss per share was 10,256,164, 4,147,968 and 0 for the years ended December 31, 1999, 2000 and 2001, respectively.

     R.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Application of the non-amortization provision of these statements is expected to result in an increase in net income of $1,208,000 and an increase in net earnings per share of $0.04, assuming no impairment will be identified.

     FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FASB's new rules on the asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This pronouncement is not expected to have a material effect on the Company's financial position or operating results.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     S.  RECLASSIFICATION:

     Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 4:  MARKETABLE SECURITIES

   The following is a summary of trading and available-for-sale securities:

                                                                            DECEMBER 31, 2000
                                                      --------------------------------------------------------------
                                                                              IN THOUSANDS
                                                      --------------------------------------------------------------
                                                                          GROSS           GROSS         ESTIMATED
                                                                        UNREALIZED      UNREALIZED     FAIR MARKET
              Available-for-sale:                        AMORTIZED         COST           GAINS           LOSSES          VALUE
              -------------------                     --------------- -------------- --------------- ---------------
              US Treasury notes                         $ 66,870         $ 322       $      -          $ 67,192
                                                      =============== ============== =============== ===============


                                                                            DECEMBER 31, 2001
                                                      --------------------------------------------------------------
                                                                               IN THOUSANDS
                                                      --------------------------------------------------------------
                                                                          GROSS          GROSS         ESTIMATED
                                                        AMORTIZED      UNREALIZED      UNREALIZED     FAIR MARKET
                                                           COST           GAINS          LOSSES          VALUE
                                                      --------------- -------------- --------------- ---------------
              Available-for-sale:
              US Treasury notes                            $ 98,716         $ 1,293      $      68        $ 99,941
                                                      =============== ============== =============== ===============

     There were no realized gains from sales of available-for-sale securities in 2000 and 2001.

     The unrealized holding gains on available-for-sale securities included as a separate component of shareholders' equity, other comprehensive income, totaled $0, $322,000 and $903,000 in 1999, 2000 and 2001, respectively. The unrealized holding gain on available-for-sale securities balance was $322,000 and $1,225,000 as of December 31, 2000 and 2001, respectively. The amortized cost and estimated fair value of debt and marketable securities as of December 31, 2001, by contractual maturity, are shown below.

                                             DECEMBER 31,2000                        DECEMBER 31,2001
                                    ------------------------------------   -------------------------------------
                                                          ESTIMATED                                ESTIMATED
                                       AMORTIZED         FAIR MARKET          AMORTIZED           FAIR MARKET
                                          COST              VALUE               COST                 VALUE
                                    -----------------  -----------------   ----------------     ----------------
   Available-for-sale:                                   IN THOUSANDS
   -------------------              ----------------------------------------------------------------------------
   Matures in one year                 $  39,170          $  39,261           $  38,361            $  39,006
   Matures in second year                 27,700             27,931              60,355               60,935
                                    -----------------  -----------------   ----------------     ----------------
   Total                               $  66,870          $  67,192           $  98,716            $  99,941
                                    =================  =================   ================     ================

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has invested $746,000 in trading securities and recorded a net gain of $29,000 in 2001 from these investments.

NOTE 5:   PROPERTY AND EQUIPMENT, NET

                                                                                            DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2000                 2001
                                                                               ------------------    ----------------
                                                                                            IN THOUSANDS
                                                                               --------------------------------------
              Cost:
                 Computers and peripheral equipment                                $   3,743             $   6,035
                 Office furniture and equipment                                          454                   896
                 Leasehold improvements                                                  144                 1,079
                                                                               -----------------     ----------------
                                                                                       4,341                 8,010
                                                                               -----------------     ----------------
              Accumulated depreciation:                                                1,645                 2,963
                                                                               -----------------     ----------------
              Depreciated cost                                                      $  2,696              $  5,047
                                                                               =================     ================


     Depreciation expenses for the years ended December 31, 1999, 2000 and 2001 were $360,000, $603,000 and $1,329,000 million, respectively.

     As for charges, see Note 10c.


NOTE 6:   OTHER ASSETS, NET

     a.   Composed as follows:

                                                                                            DECEMBER 31,
                                                                               --------------------------------------
                                                                                     2000                 2001
                                                                               ------------------    ----------------
                                                                                            IN THOUSANDS
                                                                               --------------------------------------
              Intangible assets:
                  Goodwill                                                             9,747                34,166
                  Acquired technology                                                  3,312                 6,555
                  Assembled workforce                                                  1,623                 1,100
                  Customer relationships and trademarks                                1,800                 4,754
                   Acquired Patents                                                        -                 2,165
                   Capitalized internet site costs                                       130                   130
                                                                               -----------------     ----------------
               Intangible assets                                                      16,612                48,870
               Accumulated amortization                                                   99                 3,139
                                                                               -----------------     ----------------
              Intangible assets, net                                                  16,513                45,731

              Other assets                                                                  -                  500
                                                                               -----------------     ----------------
              Total other assets, net                                             $   16,513            $   46,231
                                                                               =================     ================


     Amortization expense amounted to $0, $99,000 and $3,040,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     b. On October 1, 2001, the Company purchased the intellectual property of a third party for $1.1 million. The purchase has been recorded as acquired technology and will be amortized over 3 years. In addition, the third party has the right to receive 10% of revenues generated up to a set maximum from the sale of products containing this intellectual property until October 1, 2004.

NOTE 7:   LONG-TERM DEBT AND OTHER LIABILITIES

     Composed as follows:
                                                            DECEMBER 31,
                                            INTEREST  --------------------------
                                  CURRENCY    RATE       2000          2001
                                 -------------------- ------------  ------------
                                                            IN THOUSANDS
                                                      --------------------------
      Capital lease obligations    U.S. $     9.5%     $   147       $   134
      Other liabilities            U.S. $                    -           101
                                                      ------------  ------------
                                                           147           235

      Less - current maturities                             27            42
                                                      ------------  ------------
                                                        $  120        $  193
                                                      ============  ============

     The lease obligations are calculated based on the present value of the future lease payments.

     As of December 31, 2001, the Company has an unutilized credit line of $23,000.

NOTE 8:  SHAREHOLDERS' EQUITY

     A.  REVERSE SPLIT

     All share and per share data included in these financial statements have been retroactively adjusted to reflect a two-for-three reverse stock split as approved by the Company's shareholders on April 12, 2000.

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

     D.  SHARE OPTION PLANS:

     The Company has two share option plans, the 1995 Share Option and Incentive Plan (the "1995 Plan") and the 1998 Share Option and Incentive Plans ("the 1998 Plan"), together the "Plans". In addition, as part of the acquisition

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Savant, the Company assumed the existing stock option plan of Savant Corporation (the "Savant Plan"). No additional options may be granted under the 1995 Plan or the Savant Plan. Under the 1998 Plan, options may be granted to employees, officers, directors and consultants of the Company and its subsidiaries. Pursuant to the Plans, the Company reserved for issuance a total of 9,549,000 ordinary shares. As of December 31, 2001, an aggregate of 596,479 ordinary shares of the Company are still available for future grant.

     Options granted under these plans generally vest annually over 3-4 years and will expire ten years from the date of grant. Options granted under the 1998 Plan which are forfeited or canceled before expiration become available for future grants. Where the Company has recorded deferred stock compensation for options issued with an exercise price below the fair market value of the ordinary Shares, the deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the options.

                                                        YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------------------
                                      1999                       2000                      2001
                            -------------------------- ------------------------- --------------------------
                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                               NUMBER        AVERAGE     NUMBER       AVERAGE       NUMBER       AVERAGE
                                 OF         EXERCISE       OF         EXERCISE        OF         EXERCISE
                               OPTIONS        PRICE      OPTIONS       PRICE        OPTIONS      PRICE
                            ------------  ------------ ------------ ------------ ------------ -------------
         Outstanding at the
          beginning of the
          year               2,559,348   $    0.86     3,681,044     $    1.04    5,384,175      $  6.10
            Granted          1,248,366   $    1.40     2,215,916         13.37    3,717,448      $ 15.22
            Exercised                -   $       -      (393,278)    $    0.71   (1,521,203)     $  2.17
            Forfeited         (126,670)  $    1.04      (119,507)    $    2.49     (542,048)     $ 12.54
                            ------------ ------------ ------------  -----------  ------------ -------------
         Outstanding at the
          end of the year    3,681,044   $     1.04    5,384,175     $    6.10    7,038,372      $ 11.18
                            ============ ============ ============  ===========  ============ =============
         Exercisable
         options at the
         end of the year     1,088,448   $     0.80    2,043,033     $    1.10    1,772,878      $  4.51
                            ============ ============ ============  ===========  ============ =============





     The options outstanding as of December 31, 2001, have been broken down by exercise price as follows:


                                                      WEIGHTED                        OPTIONS
                                                      AVERAGE        WEIGHTED       EXERCISABLE       EXERCISE
           RANGE OF           OPTIONS OUTSTANDING    REMAINING       AVERAGE           AS OF          PRICE OF
           EXERCISE           AS OF DECEMBER 31,    CONTRACTUAL      EXERCISE       DECEMBER 31,      OPTIONS
            PRICE                    2001               LIFE          PRICE             2001         EXERCISABLE
    -----------------------   -------------------   ------------   -------------   --------------   -------------
                                                       (years)
            $ 0.38                     221,778           6.3          $ 0.38             221,778        $   0.38
            $ 1.04                   1,109,842           7.0          $ 1.04             790,893        $   1.04
            $ 1.50                     833,292           7.9          $ 1.50             341,144        $   1.50
       $ 10.30 - 11.125                760,298           9.1     $ 10.30 - 11.125         54,672        $  10.34
       $ 14.25 - 15.00               1,869,206           8.6     $ 14.25 - 15.00         243,606        $  14.92
            $ 17.11                  1,434,666           9.8         $ 17.11                   -        $      -
        $ 19.63 - 20.2                 809,290           8.6      $ 19.63 - 20.2         120,785        $  19.75
    -----------------------   -------------------                 --------------   --------------   -------------
           $ 11.18                   7,038,372                        $ 11.18          1,772,878        $   4.51
    =======================   ===================                 ==============   ==============   =============

                                      F-20

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.       PRO FORMA INFORMATION UNDER SFAS NO. 123:

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions for each of the three years in the period ended December 31, 2001: expected volatility of 0.001, 1.1 and .86, respectively; risk-free interest rates of 6%, 6.5% and 4%, respectively; dividend yields of 0% for each of the years, and a weighted-average expected life of the option of 4.13, 2.57 and 2.97 years, respectively. The weighted average exercise prices and weighted average fair values of options granted for the years ended December 31, 1999, 2000 and 2001 were:

                                                                  FOR EXERCISE PRICE ON THE GRANT DATE THAT:
                                                           ---------------------------------------------------------
                                                               EQUALS MARKET PRICE       IS LESS THAN MARKET PRICE
                                                           ---------------------------------------------------------
                                                             YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                             1999     2000      2001      1999     2000      2001
                                                           ---------------------------------------------------------
                     Weighted average exercise price       $ 1.04  $ 17.73   $ 15.92    $ 1.43   $ 4.41      $  -

                     Weighted average fair values on
                        grant date                         $ 0.15  $ 11.74   $  4.91    $ 0.63   $12.98      $  -




     PRO FORMA INFORMATION UNDER SFAS 123:

                                                                          YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                               1999                2000                 2001
                                                          ----------------    ----------------     ----------------
                                                                               IN THOUSANDS
                                                                          (EXCEPT PER SHARE DATA)
                                                          ---------------------------------------------------------
                     Net income (loss) as reported            $  (2,598)        $    (9,905)       $       923
                     Pro forma net loss                       $  (2,628)        $   (14,162)       $   (10,310)
                     Pro forma basic and diluted net
                         loss per share                       $   (0.80)        $     (1.10)       $     (0.39)


E.       EMPLOYEE SHARE PURCHASE PLAN:

     During 2000, the Company adopted its 2000 Employee Share Purchase Plan ("ESPP") and reserved 667,000 ordinary Shares for issuance under the ESPP. As of December 31, 2001, an aggregate of 598,787 ordinary shares of the Company are available for future issuance. The ESPP provides eligible employees with the opportunity to acquire the Company's Ordinary Shares through periodic payroll deductions. According to the ESPP, eligible employees are entitled to purchase the Company's Ordinary Shares at the amount equal to the lower of 85% of the Company's share price at the beginning or at the end of the period. During fiscal 2001, 68,213 ordinary shares were issued pursuant to the ESPP.

F.       DIVIDENDS:

     The Company does not intend to pay cash dividends in the foreseeable future. Dividends declared on the Ordinary Shares will be paid in NIS. Dividends paid to shareholders outside Israel will be converted into U.S. dollars on the basis of the exchange rate prevailing at the date of payment.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:  INCOME TAXES

     A.  ISRAELI INCOME TAX:

   1.Measurement of taxable income under the Income Tax (Inflationary
     Adjustments) Law, 1985:

     Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli Customer Price Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

   2.Tax benefits under the Law for Encouragement of Capital Investments, 1959
     ("the Law")

     The Company has been granted an "Approved Enterprise" status for three investment programs approved in 1992, 1994 and 1998, by the Israeli Government under the Law.

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

     The Company completed the implementation of its first and second investment programs in 1994 and 1998, respectively. The third program has not yet been completed.

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

     The Company is entitled to claim accelerated depreciation in respect to equipment in use by "Approved Enterprises" during the first five years of operations of these assets.

     The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the above law regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

   3.Tax benefits under the Law for Encouragement of Industry (Taxation) 1969:

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969 and as such is entitled to certain tax benefits, including accelerated rate of depreciation and deduction of public offering expenses. The Company has not utilized this tax benefit.

     B.  DEFERRED INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries' deferred tax liabilities and assets are as follows:

                                                       DECEMBER 31,
                                              ------------------------------
                                                  2000              2001
                                              -------------    -------------
                                                      IN THOUSANDS
                                              ------------------------------

     Operating loss carryforward              $   8,718           $  15,614
     Reserves and allowances                        685                 880
                                              -------------   --------------

     Net deferred tax asset before
      valuation allowance                         9,403              16,494
     Valuation allowance                         (9,403)            (16,494)
                                              -------------   --------------

     Net deferred tax asset                   $       -           $       -
                                              =============   ==============

     The Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that since the Company and its subsidiaries have a history of losses and various tax benefits it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. During fiscal year 2001, the Company provided certain deferred tax assets and increased the valuation allowance by $ 7,091.

C. RECONCILIATION OF THE THEORETICAL TAX EXPENSE (BENEFIT) TO THE ACTUAL TAX EXPENSE (BENEFIT):

     Theoretical tax reconciliation was not calculated due to the amounts of carryforward tax losses of the Company and its subsidiaries.

D.   NET OPERATING LOSSES CARRYFORWARDS:

     The Company has accumulated losses for Israeli tax purposes as of December 31, 2001, in the amount of approximately $ 16 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

     Through December 31, 2001, Precise Software Solutions Inc. had a U.S. federal net operating loss carryforward of approximately $ 31 million that can be carried forward and offset against taxable income for 15 to 20 years and will expire from 2009 to 2014. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.
The Company's subsidiary in the United Kingdom has estimated available carryforward tax losses of $ 2.5 million.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.       INCOME (LOSS) BEFORE INCOME TAX PROVISION CONSISTS OF THE FOLLOWING:

                                       YEAR ENDED DECEMBER 31,
                      ----------------------------------------------------------
                            1999                 2000                2001
                      -----------------    -----------------    ----------------
                                             IN THOUSANDS
                      ----------------------------------------------------------
       Domestic          $     499          $      878            $   4,746
       Foreign              (3,097)            (10,783)              (3,799)
                      -----------------   ------------------   -----------------
                         $  (2,598)         $   (9,905)           $     956
                      =================   ==================   =================

NOTE 10:   COMMITMENTS AND CONTINGENT LIABILITIES

     a. The Company and its subsidiaries lease their facilities under non-cancelable operating lease agreements for periods through 2009.

     Future minimum commitments under non-cancelable operating leases as of December 31, 2001, are as follows:

                     YEAR ENDED                  OPERATING
                    DECEMBER 31,                  LEASES
                 --------------------          --------------
                        2002                     $   2,915
                        2003                         2,406
                        2004                         1,571
                        2005                           468
                     Thereafter                      1,700
                                               --------------
                                                   $ 9,060
                                               ==============

     Certain expenses under operating leases for the years ended December 31, 1999, 2000 and 2001, aggregate to approximately $406,000, $848,000 and
$2,450,000, respectively.

     B.  ROYALTIES:

     1.The Company is committed to pay royalties to the Chief Scientist of the Ministry of Industry and Trade at a rate of 3.5% on the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100%-150% of dollar-linked research and development grants related to such projects.

       Royalties paid or accrued amounted to $295,000, $586,000 and $151,000 in 1999, 2000 and 2001, respectively.

       As of December 31, 2001, the Company has no outstanding contingent liability.

     2.The Government of Israel, through the Fund for the Encouragement of Marketing Activities, awarded the Company grants for participation in its foreign marketing expenses. The Company is committed to pay royalties at the rate of 4% of the increase in export sales, up to the amount of the grants and linked to the U.S. dollar.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Royalties paid or accrued amounted to $108,000, $28,000 and $0 in 1999, 2000 and 2001, respectively.

       As of December 31, 2001, the Company has no outstanding contingent liability.

     C. CHARGES AND GUARANTEES:

     The Company has placed a fixed charge on certain fixed assets in favor of the supplier of those assets.

     The Company obtained bank guarantees in the amount of $622,000 in favor of the lease landlords of its U.S. and subsidiary facilities.



NOTE 11: FINANCIAL INCOME AND OTHER, NET

                                                                            YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                                 1999                 2000                2001
                                                           -----------------    -----------------    ---------------
                                                                                 IN THOUSANDS
                                                           ---------------------------------------------------------
             Other income:
                Interest and others                            $   122            $  3,163             $  6,845
                 Accretion of discount                               -                  54                  262
                Foreign currency translation

                  differences                                        5                 364                  201
                                                           ---------------------------------------------------------
                                                                   127               3,581                7,308
                                                           -----------------   ------------------   ----------------
             Other expenses:
                Interest and others                                (21)                (38)                (113)
                 Amortization of premium                             -                 (36)                (371)
                Foreign currency translation

                  differences                                      (35)               (416)                (198)
                                                           -----------------   ------------------   ----------------
                                                                   (56)               (490)                (682)
                                                           -----------------   ------------------   ----------------

             Financial income, net                                  71               3,091                6,626

             Capital loss on property and equipment                  -                   -                  (61)
                                                           -----------------   ------------------   ----------------
                                                               $    71             $ 3,091              $ 6,565
                                                           =================   ==================   ================


NOTE 12:  CUSTOMERS AND GEOGRAPHIC INFORMATION

     A.  SUMMARY INFORMATION ABOUT GEOGRAPHICAL AREAS:

     The Company and its subsidiaries operate in one industry segment, the development and marketing of performance software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The following is a summary of operations within geographic areas based on customer's location.


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                     1999               2000              2001
                                                                 --------------    ---------------    --------------
                                                                                   IN THOUSANDS
                                                                ----------------------------------------------------
                    Revenues from sales to unaffiliated customers:

                       U.S.A.                                         $  7,753         $  17,737         $   33,142
                       North and South America

                        (excluding U.S.A.)                                 530             1,469              3,209
                       Asia                                              1,184             3,181              4,738
                       United Kingdom                                    1,262             2,074              5,747
                       Europe and others (Excluding the
                         United Kingdom)                                   885             3,087              8,761
                                                                ---------------   ----------------   ---------------

                                                                      $ 11,614         $  27,548         $   55,597
                                                                ===============   ================   ===============

                    Long-lived assets, by geographic region:

                      Israel                                         $     477        $    1,187        $     3,956
                      United States                                        495            16,613             45,635
                      Europe                                                 -             1,409              1,687
                                                                ---------------   ----------------   ---------------

                                                                     $     972         $  19,209          $  51,278
                                                                ===============   ================   ===============

     B.  MAJOR CUSTOMER DATA AS A PERCENTAGE OF TOTAL REVENUES:

                                                                              YEAR ENDED DECEMBER 31,

                                                               ------------------------------------------------------
                                                                     1999               2000                2001
                                                               ----------------   ----------------   ----------------
                                                                                         %
                                                               ------------------------------------------------------

                    Customer A                                           15.3%            6.7%             13.1%
                    Customer B                                            0.8%           23.1%             18.2%

                              - - - - - - - - - - -

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PRECISE SOFTWARE SOLUTIONS LTD.
Date: March 28, 2002
                                     By: /s/ Shimon Alon
                                         ------------------------------------
                                         Shimon Alon, Chief Executive Officer


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


     SIGNATURE                         TITLE(S)                        DATE
------------------------    -------------------------------       --------------


/s/ Shimon Alon             Chief Executive Officer and Director  March 28, 2002
------------------------    (Principal Executive Officer)
    Shimon Alon


/s/ J. Benjamin H. Nye      Chief Financial Officer               March 28, 2002
------------------------    (Principal Financial Officer)
    J. Benjamin H. Nye


/s/ Richard Forcier         Chief Accounting Officer              March 28, 2002
------------------------    (Principal Accounting Officer)
    Richard Forcier


/s/ Ron Zuckerman           Director and Chairman of the
------------------------    Board of Directors                    March 28, 2002
    Ron Zuckerman


/s/ Robert Dolan            Director                              March 28, 2002
------------------------
    Robert Dolan


/s/ Mary Palermo            Director                              March 28, 2002
------------------------
    Mary Palermo


                            Director                              March 28, 2002
------------------------
    Yoseph Sela


/s/ Anton Simunovic         Director                              March 28, 2002
------------------------
    Anton Simunovic


                            Director                              March 28, 2002
------------------------
    Gary Fuhrman

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------

2.1(1) Agreement and Plan of Merger by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and certain stockholders of Savant Corporation, dated as of October 27 2000
2.2(1) Amendment to Agreement and Plan of Merger, dated as of November 13, 2000, by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and Certain Stockholders of Savant Corporation
2.3(2) Agreement and Plan of Merger by and among Precise Software Solutions, Ltd., WQ Acquisition Corporation, W. Quinn Associates, Inc. and Certain Stockholders of W. Quinn Associates, Inc. dated as of September 4, 2001
3.1(3)     Memorandum of Association of Registrant (English translation)
3.2(3) Amendment to Memorandum of Association of Registrant, dated April 12, 2000 (English translation)
3.3(4)     Amended and Restated Articles of Association of Registrant
4.1(3)     Specimen of Ordinary Share Certificate
10.1 Lease Agreement by and between Precise and Software Solutions Ltd., and Ness B.S.G. Ltd. and Ilan Gat Engineers Ltd. dated November 2001. (English translation)
10.2(3) Sublease Agreement, by and between the Travelers Indemnity Company and Precise Software Solutions, Inc. dated June 3, 1999
10.3(3)+ Application Software Vendor Agreement by and between Precise and Amdocs UK Limited dated January 12, 1998
10.4(3)+ Software License Agreement by and between Precise and EMC Corporation dated March 19, 1999 and the amendments thereto dated October 5, 1999 and December 13, 1999
10.5(3) Share Purchase Agreement by and among Precise and the Investors named therein, dated July 22, 1999, as amended on August 5, 1999
10.6(3) Share Purchase Agreement by and among the Registrant and certain investors dated as of December 31, 1997
10.7(3) Share Purchase and Shareholders Agreement by and among the Registrant, certain shareholders of the Registrant, Gemini Israel Fund LP, certain Advent Limited Partnerships and certain other purchasers dated May 6, 1996
10.8(3) Agreement by and among the Registrant, certain shareholders of the Registrant, Gemini Israel Fund LP and certain Advent Limited Partnerships dated November 9, 1993
10.9(3) Letter Agreement between Precise and EMC Investment Corporation dated April 18, 2000, as amended May 19, 2000 and June 26, 2000
10.10(3) Form of Purchase Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. and Wit SoundView Corporation, dated as of June 29, 2000
10.11(1) Form of Purchase Agreement by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, CIBC World Markets Corp. Dain Rauscher Incorporated, Wit SoundView Corporation and First Albany Corporation, dated as of November 15, 2000
10.12(5) Registration Rights Agreement, dated as of December 5, 2000, between Precise Software Solutions Ltd. and Richard North as agent for the stockholders of Savant Corporation
10.13(2) Registration Rights Agreement, dated as of September , 2001, between Precise Software Solutions Ltd. and the parties named therein as agent for the stockholders of W. Quinn Associates, Inc.
10.14(6) Employment Agreement dated as of November 23, 1998, as amended, between Precise and Shimon Alon
10.15(6) Employment Agreement dated as of February 9, 2000, between Precise and J. Benjamin H. Nye
10.16(6) Employment Agreement dated as of May 1, 1997, between Precise and Itzhak ("Aki") Ratner
10.17(3)   1995 Share Option and Incentive Plan
10.18(7)   1998 Amended and Restated Share Option and Incentive Plan
10.19(7)   2000 Employee Share Purchase Plan

10.20(6) Form of indemnification agreement between Precise Software Solutions Ltd. and its executive officers
10.21(6) Form of indemnification agreement between Precise Software Solutions, Inc. and its executive officers
10.22 Lease Agreement by and between Campus Commons, LLC and W.Quinn Associates, Inc. dated May 4, 1999
21.1       Subsidiaries of the Registrant
23.1       Consent of Kost, Forer & Gabbay, a member of Ernst and Young
           International
24.1       Powers of Attorney (included on page II-1)
------------
 + The Securities and Exchange Commission granted confidential treatment as to certain portions, which portions were separately filed with the Securities and Exchange Commission pursuant to a confidential treatment request.

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-48878).

(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K filed September 19, 2001.

(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992).

(4) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992) and the registrant's definitive proxy statement filed on April 11, 2001.

(5) Incorporated by reference to the exhibits of the registrant's current report on Form 8-K filed December 20, 2000.

(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2000.

(7) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed April 11, 2001.