Form 10-Q
period 2002-03-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2002-05-15
CIK 1111553

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

              For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _______________ to _______________


                         Commission file number 0-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             (Exact Name of Registrant as Specified in Its Charter)


           Israel                                      Not Applicable
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
      of Organization)


                              10 Hata'asiya Street
                     P.O. Box 1066, Or-Yehuda, 60408 Israel
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-634-5111


     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  [X]   No  [_]

     At May 7, 2002, 28,686,582 of the registrant's ordinary shares (par value,
0.03 NIS per share) were outstanding.
================================================================================

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
PART I: FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets as of
          March 31, 2002 (unaudited) and December 31, 2001..................4-5

        Condensed Consolidated Statements of Operations (unaudited)
          for the three months ended March 31, 2002 and 2001..................6

        Condensed Consolidated Statements of Cash Flows (unaudited)
          for the three months ended March 31, 2002 and 2001................7-8

        Notes to Condensed Consolidated Financial Statements (unaudited)...9-14

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................14-18

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......18

PART II: OTHER INFORMATION

     ITEM 1. Legal Proceedings...............................................19

     ITEM 2. Changes in Securities and Use of Proceeds........................*

     ITEM 3. Defaults Upon Senior Securities..................................*

     ITEM 4. Matters Submitted to a Vote of Security Holders..................*

     ITEM 5. Other Information................................................*

     ITEM 6. Exhibits and Reports on Form 8-K................................19

SIGNATURES...................................................................20

*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                          PART I. FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                              DECEMBER 31,       MARCH 31,
                                                                 2001              2002
                                                            --------------    --------------
                                                               AUDITED          UNAUDITED
                                                            --------------    --------------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $       35,144    $       39,574
  Marketable securities                                             39,752            41,327
  Trade receivables, net of allowance for
    doubtful accounts (2001 - $179, 2002 - $176)                    12,156            11,525
  Other accounts receivable and prepaid expenses                     3,168             4,097
                                                            --------------    --------------
Total current assets                                                90,220            96,523
                                                            --------------    --------------
MARKETABLE SECURITIES, NON CURRENT                                  60,935            60,742
                                                            --------------    --------------
SEVERANCE PAY FUND                                                     750               790
                                                            --------------    --------------
PROPERTY AND EQUPIMENT, NET                                          5,047             4,907
                                                            --------------    --------------
OTHER ASSETS, NET                                                   46,231            46,637
                                                            --------------    --------------
                                                            $      203,183    $      209,599
                                                            ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                              DECEMBER 31,       MARCH 31,
                                                                 2001              2002
                                                            --------------    --------------
                                                               AUDITED           UNAUDITED
                                                            --------------    --------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                            $        1,394    $          922
  Deferred revenues                                                  6,673             7,855
  Employees and payroll accruals                                     5,161             6,617
  Accrued expenses                                                   2,014             2,202
  Other current liabilities                                            973             1,002
                                                            --------------    --------------
Total current liabilities                                           16,215            18,598
                                                            --------------    --------------

LONG-TERM LIABILITIES:
  Long-term debt and other liabilities                                 193               226
  Accrued severance pay                                              1,116             1,154
                                                            --------------    --------------
Total long-term liabilities                                          1,309             1,380
                                                            --------------    --------------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital                   210,436           214,331
  Deferred stock compensation                                         (544)             (291)
  Accumulated other comprehensive income                             1,191               355
  Accumulated deficit                                              (25,424)          (24,774)
                                                            --------------    --------------
Total shareholders' equity                                         185,659           189,621
                                                            --------------    --------------
                                                            $      203,183    $      209,599
                                                            ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                 2001              2002
                                                            --------------    --------------
Revenues:
   Software licenses                                        $        9,446    $       12,402
   Services                                                          2,064             4,692
                                                            --------------    --------------
Total revenues                                                      11,510            17,094
                                                            --------------    --------------
Cost of revenues:
   Software licenses                                                    70               132
   Services                                                            745             1,065
                                                            --------------    --------------
Total cost of revenues                                                 815             1,197
                                                            --------------    --------------
Gross profit                                                        10,695            15,897
                                                            --------------    --------------

Operating expenses:
   Research and development                                          2,236             3,250
   Sales and marketing                                               7,633             9,810
   General and administrative                                        1,552             2,165
   Amortization of deferred stock compensation                         713               188
   Amortization of goodwill and intangible assets                      638               765
                                                            --------------    --------------
Total operating expenses                                            12,772            16,178
                                                            --------------    --------------
Operating loss                                                      (2,077)             (281)
Financial income and other, net                                      2,106             1,003
                                                            --------------    --------------
Income before income taxes                                              29               722
Income taxes                                                             -                72
                                                            --------------    --------------
Net income                                                  $           29    $          650
                                                            ==============    ==============
Earnings per share:

   Basic and diluted earnings per share                     $         0.00    $         0.02
                                                            ==============    ==============
   Weighted average number of shares used in
     computing basic earnings per share                             25,822            28,240
                                                            ==============    ==============
   Weighted average number of shares used in
     computing diluted earnings per share                           29,413            31,668
                                                            ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                   2001              2002
                                                                              --------------    --------------
                                                                                         UNAUDITED
                                                                              --------------------------------
Cash flows from operating activities:

   Net income                                                                 $           29    $          650
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation                                                                        274               488
     Loss on sale of property and equipment                                                -                40
     Accretion of discount (amortization of debenture premium) on
       available-for-sale marketable securities                                          (89)              262
     Amortization of deferred stock compensation                                         713               188
     Amortization of goodwill and intangible assets                                      638               765
     Decrease (increase) in trade receivables, net                                      (515)              618
     Decrease (increase) in other accounts receivable and prepaid expenses               166              (932)
     Decrease in other assets                                                              -               410
     Increase (decrease) in trade payables                                              (530)             (469)
     Increase in deferred revenues                                                       500               889
     Increase (decrease) in employees and payroll accruals                            (1,173)            1,458
     Decrease in other current liabilities and accrued expenses                         (787)              (85)
     Increase (decrease) in accrued severance pay, net                                    97                (2)
                                                                              --------------    --------------

Net cash provided by (used in) operating activities                                     (677)            4,280
                                                                              --------------    --------------
Cash flows from investing activities:

   Purchase of property and equipment                                                  (635)              (347)
   Purchase of available-for-sale marketable securities                             (17,529)           (14,732)
   Purchase of other assets                                                             (73)              (984)
   Proceeds from redemption of available-for-sale marketable securities              13,000             11,500
   Proceeds from sale of marketable securities                                        1,000                747
                                                                              --------------    --------------

Net cash used in investing activities                                         $       (4,237)   $       (3,816)
                                                                              --------------    --------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                   2001              2002
                                                                              --------------    --------------
                                                                                         UNAUDITED
                                                                              --------------------------------
Cash flows from financing activities:

   Proceeds from exercise of options, net                                                444             3,960
   Repayment of long-term debt                                                            (9)               (7)
                                                                              --------------    --------------
Net cash provided by financing activities                                                435             3,953
                                                                              --------------    --------------
Effect of exchange rate change on cash and cash equivalents                              (44)               13
                                                                              --------------    --------------
Increase (decrease) in cash and cash equivalents                                      (4,523)            4,430
Cash and cash equivalents at the beginning of the period                              82,218            35,144
                                                                              --------------    --------------
Cash and cash equivalents at the end of the period                            $       77,695    $       39,574
                                                                              ==============    ==============

           Supplemental disclosure of cash flows activities:
           ------------------------------------------------

           Cash paid during the period for:
              Interest                                                        $            5    $            4
                                                                              ==============    ==============
           Non cash transactions:
              Purchased technology                                            $            -    $          597
                                                                              ==============    ==============
              Capital lease obligation                                        $            -    $           41
                                                                              ==============    ==============
              Adjustment to Savant Corporation acquisition, net               $          683    $            -
                                                                              ==============    ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

        b.  Accounting:

            The accompanying condensed interim consolidated financial statements have been prepared by Precise Software Solutions Ltd. in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2002 and the operating results and cash flows for the three months ended March 31, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

            The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.  Cash and cash equivalents:

            Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

        b.  Marketable securities:

            The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2002, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on all sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

        c.  Other assets:

            Acquired assembled workforce, acquired technology, acquired trademark and customer relationships, acquired patents, internet site capitalization costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, which are three to ten years.

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

            The Company is entitled to fees from its OEMs upon the sublicensing of the Company's products to end-users. Generally, the fees due from the OEMs are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs.

            The Company and its subsidiaries generally do not grant a right of return to their customers, except for time-limited warranty provisions. Historically, the Company has seen negligible returns.

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

            Deferred revenue includes unearned amounts received under maintenance and support contracts and professional services engagements, and amounts received from customers but not yet recognized as revenues.

        e.  Impact of recently issued accounting standards:

            In July 2001, the Financial Accounting Standards Board ("FASB"), issue Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and instead requires that these assets be reviewed for impairment on a periodic basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. In addition, within six months of adopting the accounting standard impairment test must be completed and any impairments identified must be treated as a cumulative effect of a change in accounting policies.

            The Company adopted SFAS No. 142, and in accordance with its guidelines the company is currently in the process of performing the goodwill impairment test. The Company has completed the transitional impairment test, which did not result in an impairment charge. The Company completed its reassessment of previously recognized intangible assets and ceased amortization of identified intangible assets with indefinite lives.

            In accordance with SFAS No. 142, prior period amounts were not restated. The unaudited pro forma reconciliation of previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the elimination of goodwill amortization is as follows:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                 2001              2002
                                                            --------------    --------------
                                                                       UNAUDITED
                                                            --------------------------------
            Reported net income                             $           29    $          650
              Add:  Goodwill amortization                              316                 -
            Adjusted net income                             $          345    $          650
                                                            ==============    ==============

            Basic and diluted earnings per share            $         0.00    $         0.02
              Add:  Goodwill amortization                             0.01
                                                                                           -
            Adjusted basic and diluted earnings per share   $         0.01    $         0.02
                                                            ==============    ==============

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

NOTE 3: SHAREHOLDERS' EQUITY

        Stock options plans:

            The following table summarizes information about stock options outstanding as of March 31, 2002:

                                                                                 WEIGHTED
                                                               NUMBER OF          AVERAGE
                                                                OPTIONS       EXERCISE PRICE
                                                            --------------    --------------
            Outstanding at December 31, 2001                     7,038,372    $        11.18
            Granted                                                      -                 -
            Exercised                                             (515,741)             6.42
            Forfeited                                              (66,075)            15.26
                                                            --------------    --------------
            Outstanding at March 31, 2002 (unaudited)            6,456,556    $        11.52
                                                            ==============    ==============

NOTE 4: EARNINGS PER SHARE

            Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted earnings per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share".

            The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------
                                                                                   2001              2002
                                                                              --------------    --------------
                                                                                         UNAUDITED
                                                                              --------------------------------
            Net income                                                        $           29    $          650
                                                                              ==============    ==============
            Shares used in computing basic earnings per share                         25,822            28,240
            Effect of dilutive stock options                                           3,591             3,428
                                                                              --------------    --------------
            Shares used in computing diluted earnings per share                       29,413            31,668
                                                                              ==============    ==============

            Basic and diluted earnings per share                              $         0.00    $         0.02
                                                                              ==============    ==============

NOTE 5: COMPREHENSIVE INCOME

        The components of comprehensive income are as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            --------------------------------
                                                                 2001              2002
                                                            --------------    --------------
                                                                       UNAUDITED
                                                            --------------------------------
            Net income                                      $           29    $          650

            Other comprehensive income:
              Change in net unrealized gains on investments            429              (841)
              Change in exchange rate differences                      (31)                5
                                                            --------------    --------------
            Total                                           $          427    $         (186)
                                                            ==============    ==============

NOTE 6: GEOGRAPHIC INFORMATION


        a.  Summary information about geographical areas (in thousands):

            The Company and its subsidiaries operate in one industry segment, the development and marketing of performance management software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The following is a summary of operations within geographic areas based on customer's location.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            --------------------------------
                                                                 2001              2002
                                                            --------------    --------------
                                                                       UNAUDITED
                                                            --------------------------------
            Revenues from sales to unaffiliated customers:
              U.S.A.                                        $        5,930    $       10,049
              North and South America (excluding U.S.A)                589               875
              Asia                                                   1,539             1,475
              United Kingdom                                         2,316             2,265
              Europe and others (excluding United Kingdom)           1,136             2,430
                                                            --------------    --------------

                                                            $       11,510    $       17,094
                                                            ==============    ==============

        b.  Summary information about geographical areas (in thousands):

                                                              DECEMBER 31,       MARCH 31,
                                                                 2001              2002
                                                            --------------    --------------
                                                                                UNAUDITED
                                                                              --------------
            Long-lived assets, by geographic region:
              Israel                                        $        3,956    $        3,796
              United States                                         45,635            46,049
              Europe and others                                      1,687             1,699
                                                            --------------    --------------

                                                            $       51,278    $       51,544
                                                            ==============    ==============

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

OVERVIEW

     Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in November 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus to Application Performance Management software for Oracle database environments. In 1996, we released the initial version of our Precise/SQL software, now called Precise/Indepth for Oracle, for database monitoring. Since 1998, we have released or acquired new products and continually updated our product suite making the following products generally available:

   RELEASE     PRODUCT
   -------     -------

   1998        Precise/Pulse!, Precise/Presto for EMC, Precise/Interpoint

   2000        Precise/Insight, Precise/Savant

   2001 Precise/Foresight, Precise/Indepth for J2EE, Precise/Savvy for Oracle, Web, J2EE, SAP R/3, BEA Tuxedo, and Siebel, Precise/Indepth for DB2 UDB, Precise/Crosspoint, Precise/Storage Central SRM, Precise i3 Suite

   2002        Precise/SiteStor SRM, Luminate Analysis Suite for SAP R/3

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

     Precise recognizes revenue in accordance with Staff Accounting Bulletin No. 101 (SAB 101), which summarizes the views of the staff of the U.S. Securities and Exchange Commission in applying generally accepted accounting principles to revenue recognition. Generally revenues from our OEMs are recognized when we receive reports of fees due upon the sublicensing of our products by the OEMs. Software license revenues on sales to resellers and end users are recognized when:

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

RESULTS OF OPERATIONS

     The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                    Three months ended March 31,
Percent of Total Revenues:                              2001            2002
                                                       ------          ------
  Revenues:
   Software licenses..............................        82%             73%
   Services.......................................        18              27
                                                       ------          ------
       Total revenues.............................       100             100
  Cost of revenues:
   Software licenses..............................         1               1
   Services.......................................         6               6
                                                       ------          ------
       Total cost of revenues.....................         7               7
                                                       ------          ------
Gross profit......................................        93              93
Operating expenses:
  Research and development........................        19              19
  Sales and marketing.............................        66              57
  General and administrative                              14              13
  Amortization of deferred stock compensation.....         6               1
  Amortization of intangible assets                        6               5
                                                       ------          ------
       Total operating expenses...................       111              95
                                                       ------          ------
Operating income..................................       (18)             (2)
Financial income and other, net...................        18               6
                                                       ------          ------
Income before income tax provision................         -               4
Income tax provision..............................         -               0
                                                       ------          ------
Net income .......................................         0%              4%
                                                       ======          ======
REVENUES

     We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $17.1 million for the three months ended March 31, 2002 and $11.5 million for the comparable quarter of 2001, representing an increase of $5.6 million, or 49%.

     Revenues from sales of software licenses were $12.4 million for the three months ended March 31, 2002 and $9.4 million for the comparable quarter of 2001, representing an increase of $3.0 million, or 31%. The increase in software license revenues is attributable to the expansion of our direct sales force and indirect sales channels, increased recurring sales to our installed customer base, the addition of new products, and increased average deal size.

     Revenues from services were $4.7 million for the three months ended March 31, 2002 and $2.1 million for the comparable quarter of 2001, representing an increase of $2.6 million, or 127%. The increase in services revenues over the comparable period of 2001 is attributable to additional maintenance agreements resulting from new sales of software licenses, renewals of annual maintenance agreements with existing customers and additional professional services revenue.

COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $1.2 million for the three months ended March 31, 2002 and $815,000 for the comparable quarter of 2001, representing an increase of $382,000, or 47%.

     Cost of software license revenues in 2002 consists primarily of production costs and in the comparable quarter of 2001, cost of software license revenues consists primarily of royalties to the government of Israel as consideration for research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $132,000 for the three months ended March 31, 2002 and $70,000 for the comparable quarter of 2001, representing an increase of $62,000, or 89%. Cost of software license revenues as a percentage of total software license revenues was 1% for the three months ended March 31, 2002 and 2001.

     Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $1.1 million for the three months ended March 31, 2002 and $745,000 for the comparable quarter of 2001, representing an increase of $320,000, or 43%. The increase is due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues was 23% in the three months ended March 31, 2002 and 36% in the comparable quarter of 2001.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $3.2 million for the three months ended March 31, 2002 and $2.2 million for the comparable period of 2001, representing an increase of $1.0 million, or 45%. The increase primarily relates to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $9.8 million for the three months ended March 31, 2002 and $7.6 million for the comparable quarter of 2001, representing an increase of $2.2 million, or 29%. The increase is attributable to an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force and increased commission expenses associated with the increase in revenue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $2.2 million for the three months ended March 31, 2002 and $1.6 million for the comparable quarter of 2001, representing an increase of $0.6 million, or 39%. The increase is attributable to increased number of employees in our finance department to support our growing organization.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Deferred stock-based compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expense decreased to $188,000 for the three months ended March 31, 2002 from $713,000 for the comparable period in 2001, representing a decrease of $525,000, or 74%. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. The decrease is due to a portion of the deferred compensation balance being fully amortized at March 31, 2002. We had a $291,000 deferred compensation balance at March 31, 2002.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     The goodwill and intangible asset amortization consists primarily of charges to expense reducing the goodwill and intangible assets associated with acquisitions and purchased technology. Amortization expense was $765,000 for the three months ended March 31, 2002 and $638,000 for the comparable quarter of 2001, representing an increase of $127,000, or 20%. The increase is primarily related to our acquisition of W. Quinn Associates, Inc. in September of 2001, partially offset by the elimination of goodwill amortization as a result of our adoption of SFAS No. 142.

FINANCIAL INCOME AND OTHER, NET

     Financial income and other, net, was $1.0 million for the three months ended March 31, 2002 and $2.1 million for the comparable quarter of 2001, representing a decrease of $1.1 million, or 52%. The decrease is attributable to less interest earned on our investments due to the decline in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, our principal source of liquidity was $142 million of cash and cash equivalents and marketable securities compared to $136 million at December 31, 2001. As of March 31, 2002, we had $226,000 of debt outstanding relating to obligations under capital leases and deferred rent expense and an obligation for severance pay to Israeli employees of $1.2 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of March 31, 2002, our accumulated deficit was $24.8 million.

     Net cash provided by operating activities for the three months ended March 31, 2002 was $4.3 million compared to $677,000 in cash used in operating activities for the three months ended March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 was primarily the result of net income for the period, increases in employee and payroll accruals, a decrease in accounts receivable, the amortization of deferred stock compensation, amortization of intangible assets, depreciation, and an increase in deferred revenue for the period. These additive cash items were offset primarily by an increase in other accounts receivable and prepaid expenses and a decrease in other accounts payable, which reduced the cash provided by operations for the period. Net cash used in operating activities for the three months ended March 31, 2001 was primarily the result of decreases in accounts payable, employees and payroll accruals and accrued expenses, an increase in trade receivables, offset by amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, and an increase in deferred revenue for the period.

     Net cash used in investing activities was $3.8 million and $4.2 million for the three-month periods ended March 31, 2002 and 2001, respectively. Investing activities for both the three months ended March 31, 2002 and 2001 consisted of purchases of available-for-sale marketable securities and capital expenditures and in 2002 the purchase of other assets, offset by proceeds from the sale and redemption of marketable securities. The majority of our capital investments were for computers, peripheral equipment and software.

     Net cash provided by financing activities was $4.0 million and $0.4 million for the three-month periods ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities for both the three months ended March 31, 2002 and 2001 were from the proceeds from the exercise of options.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include the ability to attract customers for Precise's products, ability to execute as designed, acceptance of Precise's products in the market place, ability to manage existing and future strategic relationships, ability to successfully integrate the operations of acquired companies, as well as statements regarding the financial performance, strategy and plans of Precise. Precise's actual experience may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include the size of the market; timing and acceptance of Precise's products in the market place; the future growth and acceptance of Precise's products in the market place; Precise's ability to predict and respond to market developments; the development, expansion and training of Precise's sales force; risks associated with management of growth; risks associated with existing and future strategic relationships and acquisitions; Precise being held liable for defects or errors in its products; political, economic and business fluctuations in the United States, Israel and Precise's international markets; as well as risks of downturns in economic conditions generally or as a result of recent events, and in the information technology and software industries specifically; and risks associated with competition, and competitive pricing pressures. For a more detailed description of the risk factors associated with Precise, please refer to Precise's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     We do not engage in currency hedging activities and hold no foreign currency related derivative instruments that would subject our financial condition or results of operations to risks associated with foreign currency exchange rate fluctuations. We do, however, incur a portion of our expenditures in foreign currencies, such as NIS, Euro and British pound sterling, that could cause our results of operations to fluctuate.

PART II.        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Precise is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit
     number    Description
     ------    -----------

     10.1      Employment agreement dated February 28, 2002 between Precise and
               J. Benjamin H. Nye
     10.2      Amended 2000 Employee Share Purchase Plan

     (b) Precise did not file any current reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRECISE SOFTWARE SOLUTIONS LTD.


Date      5/14/02               By  /S/ Shimon Alon
     ----------------------        ---------------------------------------------
                                   Shimon Alon, Chief Executive Officer

Date      5/14/02               By  /S/ J. Benjamin Nye
     ----------------------        ---------------------------------------------
                                   J. Benjamin H. Nye, Chief Financial Officer
                                   and Chief Operating Officer

Date      5/14/02               By  /S/ Richard Forcier
     ----------------------        ---------------------------------------------
                                   Richard L. Forcier, Chief Accounting Officer