Form 10-Q
period 2002-06-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2002-08-14
CIK 1111553

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

         For the quarterly period ended June 30, 2002
                                        -------------

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

                              10 Hata'asiya Street
                     P.O. Box 1066, Or-Yehuda, 60408 Israel
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, Including Area Code  972-(3)-735-2222


         Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No [_]


         At August 12, 2002, 28,832,732 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.

                                      -1-
================================================================================

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS



                                                                           PAGE


PART I:    FINANCIAL INFORMATION

     ITEM 1.    Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30,
            2002 (unaudited) and December 31, 2001..........................4-5

            Condensed Consolidated Statements of Operations (unaudited)
            for the three and six months ended June 30, 2002 and 2001.........6

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2002 and 2001.................7-8

            Notes to Condensed Consolidated Financial Statements
            (unaudited)....................................................9-15

     ITEM 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................16-20

     ITEM 3     Quantitative and Qualitative Disclosures About
                Market Risk..................................................20

PART II.   OTHER INFORMATION

     ITEM 1.    Legal Proceedings............................................21

     ITEM 2.    Changes in Securities and Use of Proceeds.....................*

     ITEM 3.    Defaults Upon Senior Securities...............................*

     ITEM 4.    Matters Submitted to a Vote of Security Holders..............21

     ITEM 5.    Other Information............................................22

     ITEM 6.    Exhibits and Reports on Form 8-K.............................22


SIGNATURES...................................................................23


*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002


                          PART I. FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                  December 31,        June 30,
                                                                     2001               2002
                                                                   ---------         ---------
                                                                    Audited          Unaudited
                                                                   ---------         ---------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  35,144         $  37,732
  Marketable securities                                               39,752            63,669
  Trade receivables, net of allowance for doubtful accounts
   (2001 - $179, 2002 - $212)                                         12,156            13,570
  Other accounts receivable and prepaid expenses                       3,168             4,076
                                                                   ---------         ---------

Total current assets                                                  90,220           119,047
                                                                   ---------         ---------

MARKETABLE SECURITIES, NON CURRENT                                    60,935            37,712
                                                                   ---------         ---------

SEVERANCE PAY FUND                                                       750               837
                                                                   ---------         ---------

PROPERTY AND EQUPIMENT, NET                                            5,047             4,868
                                                                   ---------         ---------

OTHER ASSETS, NET                                                     46,231            49,183
                                                                   ---------         ---------

                                                                   $ 203,183         $ 211,647
                                                                   =========         =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands




                                                                  December 31,        June 30,
                                                                     2001               2002
                                                                   ---------         ---------
                                                                    Audited          Unaudited
                                                                   ---------         ---------



   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                   $   1,394         $     868
  Deferred revenues                                                    6,673             8,927
  Employees and payroll accruals                                       5,161             5,373
  Accrued expenses                                                     2,014             1,879
  Other current liabilities                                              973             1,158
                                                                   ---------         ---------

Total current liabilities                                             16,215            18,205
                                                                   ---------         ---------

LONG-TERM LIABILITIES:
  Long-term debt and other liabilities                                   193               223
  Accrued severance pay                                                1,116             1,174
                                                                   ---------         ---------

Total long-term liabilities                                            1,309             1,397
                                                                   ---------         ---------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital                     210,436           215,053
  Deferred stock compensation                                           (544)             (216)
  Accumulated other comprehensive income                               1,191             1,152
  Accumulated deficit                                                (25,424)          (23,944)
                                                                   ---------         ---------

Total shareholders' equity                                           185,659           192,045
                                                                   ---------         ---------

                                                                   $ 203,183         $ 211,647
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

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except per share data)


                                                        Three months ended           Six months ended
                                                             June 30,                     June 30,
                                                      ----------------------      ----------------------
                                                        2001          2002          2001          2002
                                                      --------      --------      --------      --------
                                                                          Unaudited
                                                      --------------------------------------------------
Revenues:
  Software licenses                                   $  9,995      $ 13,197      $ 19,441      $ 25,599
  Services                                               2,712         5,023         4,776         9,715
                                                      --------      --------      --------      --------
          Total revenues                                12,707        18,220        24,217        35,314
                                                      --------      --------      --------      --------

Cost of revenues:
  Software licenses                                         42           121           112           253
  Services                                                 702         1,334         1,447         2,399
                                                      --------      --------      --------      --------
          Total cost of revenues                           744         1,455         1,559         2,652
                                                      --------      --------      --------      --------

Gross profit                                            11,963        16,765        22,658        32,662
                                                      --------      --------      --------      --------
Operating expenses:
  Research and development                               2,688         3,189         4,924         6,439
  Sales and marketing                                    8,121        10,532        15,754        20,342
  General and administrative                             1,586         2,188         3,138         4,353
  Amortization of deferred stock compensation              469            75         1,182           263
  Amortization of goodwill and intangible assets           654           887         1,292         1,652
                                                      --------      --------      --------      --------

Total operating expenses                                13,518        16,871        26,290        33,049
                                                      --------      --------      --------      --------

Operating loss                                          (1,555)         (106)       (3,632)         (387)
Financial income and other, net                          1,765         1,016         3,871         2,019
                                                      --------      --------      --------      --------

Income before income tax provision                         210           910           239         1,632
Income tax provision                                      --              80          --             152
                                                      --------      --------      --------      --------

Net income                                            $    210      $    830      $    239      $  1,480
                                                      ========      ========      ========      ========
Net earnings per share:
   Basic and diluted earnings per share               $   0.01      $   0.03      $   0.01      $   0.05
                                                      ========      ========      ========      ========
   Weighted average number of shares used in
   computing basic earnings per share                   26,405        28,652        26,114        28,447
                                                      ========      ========      ========      ========
   Weighted average number of shares used in
   computing diluted earnings per share                 29,959        30,460        29,688        31,027
                                                      ========      ========      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       6

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                     Six months ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                   2001             2002
                                                                                 --------         --------
                                                                                         Unaudited
                                                                                 -------------------------
Cash flows from operating activities:

  Net income                                                                     $    239         $  1,480
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                     573            1,013
     Loss on sale of property and equipment                                          --                 40
     Accretion of discount (amortization of debenture premium) on
      available-for-sale marketable securities                                       (133)             530
    Amortization of deferred stock compensation                                     1,181              263
    Amortization of goodwill and intangible assets                                  1,292            1,652
    Increase in trade receivables, net                                             (1,996)            (824)
    Decrease (increase) in other accounts receivable and prepaid expenses             428             (885)
    Decrease in other assets                                                         --                429
    Decrease in trade payables                                                       (194)            (587)
    Increase in deferred revenues                                                     766            1,521
    Increase in employees and payroll accruals                                        307              100
    Decrease in other current liabilities and accrued expenses                       (197)            (155)
    Increase (decrease) in accrued severance pay, net                                  90              (29)
    Other                                                                            --                 14
                                                                                 --------         --------

Net cash provided by operating activities                                           2,356            4,562
                                                                                 --------         --------

Cash flows from investing activities:

  Purchase of property and equipment                                               (1,340)            (763)
  Purchase of available-for-sale marketable securities                            (33,260)         (19,589)
  Purchase of other assets                                                           (490)          (1,387)
  Payment for acquisition of consolidated subsidiary (1)                             --             (3,152)
  Proceeds from redemption of available-for-sale marketable securities             24,210           17,350
  Proceeds from sale of marketable securities                                       3,785              747
                                                                                 --------         --------

Net cash used in investing activities                                            $ (7,095)        $ (6,794)
                                                                                 --------         --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                           Six months ended
                                                                                 June 30,
                                                                        -------------------------
                                                                          2001             2002
                                                                        --------         --------
                                                                                Unaudited
                                                                        -------------------------
Cash flows from financing activities:

  Proceeds from exercise of options, net                                   1,819            4,682
  Repayment of long-term debt                                                (14)             (13)
                                                                        --------         --------

Net cash provided by financing activities                                  1,805            4,669
                                                                        --------         --------

Effect of exchange rate change on cash and cash equivalents                  (62)             151
                                                                        --------         --------

Increase (decrease) in cash and cash equivalents                          (2,996)           2,588
Cash and cash equivalents at the beginning of the period                  82,218           35,144
                                                                        --------         --------

Cash and cash equivalents at the end of the period                      $ 79,222         $ 37,732
                                                                        ========         ========


        (1) The net fair value of the assets acquired of the consolidated subsidiary were as follows:

            Working deficiency, except cash and cash equivalents                         $   (232)
            Property and equipment                                                             35
            Other assets                                                                    3,349
                                                                                         --------
                                                                                         $  3,152
                                                                                         ========
         Supplemental disclosure of cash flows activities:

         Cash paid during the period for:
           Interest                                                     $      9         $     11
                                                                        ========         ========
           Income taxes                                                 $   --           $      9
                                                                        ========         ========

         Non cash transactions:
            Purchased technology                                        $   --           $    297
                                                                        ========         ========
            Accrued acquisition costs                                   $   --           $    150
                                                                        ========         ========
            Capital lease obligation                                    $   --           $     41
                                                                        ========         ========
            Adjustment to Savant Corporation acquisition, net           $    583         $   --
                                                                        ========         ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

          a.   Company:

               Precise Software Solutions Ltd. ("the Company") was established in Israel on November 15, 1990. The Company is a provider of software products that assist organizations in performance management, monitoring and tuning of applications, and related consulting, training and support services. The Company has operations in the form of wholly owned subsidiaries in the United States, the United Kingdom, France, Germany, Holland, Malaysia and Australia.

          b.   Accounting:

               The accompanying condensed interim consolidated financial statements have been prepared by Precise Software Solutions Ltd. in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2002 and the operating results for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

               The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.


NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Cash and cash equivalents:

               Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

          b.   Marketable securities:

               The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2002, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on all sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations.

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

               Deferred revenue includes unearned amounts received under maintenance and support contracts and professional services engagements, and amounts received from customers, but not yet recognized as revenues.

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

               In accordance with SFAS No. 142, prior period amounts were not restated. The unaudited pro forma reconciliation of previously reported net income and earnings per share for the three and six month periods ended June 30, 2002 and 2001, to the amounts adjusted for the elimination of goodwill amortization, are as follows:

                                                                  Three months ended       Six months ended
                                                                       June 30,                June 30,
                                                                 --------------------    ---------------------
                                                                   2001        2002        2001        2002
                                                                   ----        ----        ----        ----
                                                                                  Unaudited
                                                                 ---------------------------------------------
               Reported net income                               $   210     $   830     $   239     $   1,480
                 Add:  Goodwill amortization                         324        --           640          --
                                                                 -------     -------     -------     ---------
               Adjusted net income                               $   534     $   830     $   879     $   1,480

               Reported basic and diluted earnings per share     $  0.01     $  0.03     $  0.01     $    0.05
                 Add:  Goodwill amortization                        0.01        --          0.02       --
                                                                 -------     -------     -------     ---------
               Adjusted basic and diluted earnings per share     $  0.02     $  0.03     $  0.03     $    0.05
                                                                 =======     =======     =======     =========

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

          f.   Reclassification:

               Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE 3:   ACQUISITION

               In June 2002, the Company acquired all the outstanding shares of The Middleware Company, a United States based services company, in consideration of approximately $6.0 million. The company provides consulting, training courses and other related services. The purchase price consisted of less than $4.0 million paid in cash. In addition, the stockholders are entitled to up to an additional $2.0 million of the Company's ordinary shares to be issued in the fourth quarter of 2002. Additional consideration of $150,000 in estimated transaction costs is included in the total purchase price. The stockholders also have the right to receive additional contingent consideration including consideration of 20% of revenue for achieving a set revenue minimum and consideration equal to the amount by which revenues exceed another set minimum revenue target up to a set maximum relating to the one year period subsequent to the closing.

               The acquisition was accounted for under the purchase method, accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

               According to Statement of Financial Standards Board ("SFAS") No. 142, "Goodwill and Other Intangible Assets", this goodwill will not be amortized, but will be subject to annual impairment tests in accordance with the statement. The allocation of the purchase price for this acquisition is preliminary and the information was arranged before the allocation was finalized.

               The second quarter of 2002 includes actual results of this acquisition after the closing date, which was June 18, 2002. The acquisition, if it had been consummated as of January 1, 2001 and 2002, would not have a significant impact on revenues, net income, and basic and diluted earnings per share.

NOTE 4:   SHAREHOLDERS' EQUITY

          Stock options plans:

               The following table summarizes information about stock options outstanding as of June 30, 2002:

                                                                            Weighted
                                                             Number of       average
                                                              options     exercise price
                                                            ----------      ---------
               Outstanding at December 31, 2001              7,038,372      $   11.18
               Granted                                         354,850          13.15
               Exercised                                      (746,194)          4.79
               Forfeited                                      (206,950)         15.03
                                                            ----------      ---------

               Outstanding at June 30, 2002 (unaudited)      6,446,328      $   11.91
                                                            ==========      =========

NOTE 5:   EARNINGS PER SHARE

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

               The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three months ended        Six months ended
                                                                 June 30,                June 30,
                                                           -------------------     -------------------
                                                             2001        2002        2001        2002
                                                           -------     -------     -------     -------
                                                                            Unaudited
                                                           -------------------------------------------
               Net Income                                  $   210     $   830     $   239     $ 1,480
                                                           -------     -------     -------     -------

               Shares used in computing basic earnings
               per share                                    26,405      28,652      26,114      28,447
               Effect of dilutive stock options              3,554       1,808       3,574       2,580
                                                           -------     -------     -------     -------
               Shares used in computing diluted
               earnings per share                           29,959      30,460      29,688      31,027


               Basic and diluted earnings per share        $  0.01     $  0.03     $  0.01     $  0.05
                                                           =======     =======     =======     =======

NOTE 6:   COMPREHENSIVE INCOME

          The components of comprehensive income are as follows (in thousands):

                                                                     Three months ended       Six months ended
                                                                          June 30,                 June 30,
                                                                    --------------------     --------------------
                                                                      2001         2002        2001         2002
                                                                    -------      -------     -------      -------
                                                                                      Unaudited
                                                                    ---------------------------------------------
               Net income                                           $   210      $   830     $   239      $ 1,480
                                                                    -------      -------     -------      -------

               Other comprehensive income:
                  Change in net unrealized gains on investments        (122)         573         307         (268)
                  Change in exchange rate differences                   (11)         224         (42)         229
                                                                    -------      -------     -------      -------
                                                                    $    77      $ 1,627     $   504      $ 1,441
                                                                    =======      =======     =======      =======

NOTE 7:   GEOGRAPHIC INFORMATION


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

                                                                  Three months ended       Six months ended
                                                                        June 30,               June 30,
                                                                  -------------------     -------------------
                                                                    2001        2002        2001        2002
                                                                  -------     -------     -------     -------
                                                                                      Unaudited
                                                                  -------------------------------------------
               Revenues from sales to unaffiliated customers:
                  U.S.A                                           $ 8,692     $11,941     $14,622     $21,991
                  North and South America (except U.S.A.)             824         774       1,413       1,648
                  Asia                                                856       1,449       2,395       2,924
                  United Kingdom                                    1,157         924       3,473       3,189
                  Europe and others                                 1,178       3,132       2,314       5,562
                                                                  -------     -------     -------     -------
                                                                  $12,707     $18,220     $24,217     $35,314
                                                                  =======     =======     =======     =======

          b.   Summary information about geographical areas (in thousands):

                                                           December 31, June 30,
                                                              2001        2002
                                                            -------     -------
                                                                       Unaudited
                                                                        -------
               Long-lived assets, by geographic region:
                 Israel                                     $ 3,956     $ 3,614
                 United States                               45,635      48,561
                 Europe and others                            1,687       1,876
                                                            -------     -------

                                                            $51,278     $54,051
                                                            =======     =======

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

  Release      Product
  -------      -------

  1998         Precise/Pulse!, Precise/Presto for EMC, Precise/Interpoint

  2000         Precise/Insight, Precise/Savant

  2001 Precise/Foresight, Precise/Indepth for J2EE, Precise/Savvy for Oracle, Web, J2EE, SAP R/3, BEA Tuxedo, and Siebel, Precise/Indepth for DB2 UDB, Precise/Crosspoint, Precise/Storage Central SRM, Precise i3 Suite

  2002 Precise/SiteStor SRM, Precise/Luminate, Precise/Indepth for Transactions, Precise/Lightpoint, Precise/Indepth for SQL Server

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

RESULTS OF OPERATIONS

    The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                            Three months ended         Six months ended
                                                                  June 30,                 June 30,
                                                             -----------------         ----------------
Percent of Total Revenues:                                   2001         2002         2001        2002
                                                             ----         ----         ----        ----
 Revenues:
   Software licenses......................................     79%          72%          80%         72%
   Services...............................................     21           28           20          28
                                                             ----         ----         ----        ----
      Total revenues......................................    100          100          100         100
 Cost of revenues:
   Software licenses......................................      -            1            -           1
   Services...............................................      6            7            6           7
                                                             ----         ----         ----        ----
      Total cost of revenues..............................      6            8            6           8
                                                             ----         ----         ----        ----
Gross profit..............................................     94           92           94          92
Operating expenses:
  Research and development................................     21           18           20          18
  Sales and marketing.....................................     64           58           65          58
 General and administrative                                    12           12           13          12
 Amortization of deferred stock compensation..............      4            0            6           1
 Amortization of goodwill and intangible assets...........      5            5            5           5
                                                             ----         ----         ----        ----
      Total operating expenses............................    106           93          109          94
                                                             ----         ----         ----        ----
Operating loss............................................    (12)          (1)         (15)         (2)
Financial income and other, net...........................     14            6           16           6
                                                             ----         ----         ----        ----
Income before income tax provision........................      2            5            1           4
Income tax provision......................................      -            -            -           -
                                                             ----         ----         ----        ----
Net income ...............................................      2%          5%            1%         4%
                                                             ====         ====         ====        ====

REVENUES

    We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $18.2 million for the three months ended June 30, 2002 and $12.7 million for the comparable quarter of 2001, representing an increase of $5.5 million, or 43%, and were $35.3 million for the six months ended June 30, 2002 and $24.2 million for the comparable period of 2001, representing an increase of $11.1 million, or 46%.

    Revenues from sales of software licenses were $13.2 million for the three months ended June 30, 2002 and $10.0 million for the comparable quarter of 2001, representing an increase of $3.2 million, or 32%, and were $25.6 million for the six months ended June 30, 2002 and $19.4 million for the comparable period in 2001, representing an increase of $6.2 million, or 32%. The increase in software license revenues during the three and six month periods is attributable to the expansion of our direct sales force, increased recurring sales to our installed customer base, the addition of new products, and an increased average deal size, partially offset by a decrease from our strategic partner channel.

    Revenues from services were $5.0 million for the three months ended June 30, 2002 and $2.7 million for the comparable quarter of 2001, representing an increase of $2.3 million, or 85%, and were $9.7 million for the six months ended June 30, 2002 and $4.8 million for the comparable period of 2001, representing an increase of $4.9 million, or 103%. The increase in services revenue during the three and six month periods ended June 30, 2002 over the comparable periods in 2001 is attributable to additional maintenance agreements resulting from new sales of software licenses, renewals of annual maintenance agreements with existing customers, and additional professional services revenue.

COST OF REVENUES

    Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $1.5 million for the three months ended June 30, 2002 and $744,000 for the comparable quarter of 2001, representing an increase of $711,000, or 96%, and were $2.7 million for the six months ended June 30, 2002 and $1.6 million for the comparable period of 2001, representing an increase of $1.1 million, or 70%.

    Cost of software license revenues in 2002 consists primarily of production costs and in the comparable periods of 2001, cost of software license revenues consists primarily of royalties to the government of Israel as consideration for research and development grants received in previous years and, to a lesser extent, production costs. Cost of software license revenues was $121,000 for the three months ended June 30, 2002 and $42,000 for the comparable quarter of 2001, representing an increase of $79,000, or 188%, and were $253,000 for the six months ended June 30, 2002 and $112,000 for the comparable period in 2001, representing an increase of $141,000, or 126%.

    Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $1.3 million for the three months ended June 30, 2002 and $702,000 for the comparable quarter of 2001, representing an increase of $632,000, or 90%, and were $2.4 million for the six months ended June 30, 2002 and $1.4 million for the comparable period of 2001, representing an increase of $1.0 million, or 66%. The increase is due to the continued increase in the number of customer support and professional services personnel.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $3.2 million for the three months ended June 30, 2002 and $2.7 million for the comparable period of 2001, representing an increase of $0.5 million, or 19%, and were $6.4 million for the six months ended June 30, 2002 and $4.9 million for the comparable period of 2001, representing an increase of $1.5 million, or 31%. The increases for these periods were primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite, which included the release of five new products in the six month period ended June 30, 2002.

SALES AND MARKETING

    Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $10.5 million for the three months ended June 30, 2002 and $8.1 million for the comparable quarter of 2001, representing an increase of $2.4 million, or 30%, and were $20.3 million for the six months ended June 30, 2002 and $15.8 million for the comparable period in 2001, representing an increase of $4.6 million, or 29%. The increase is due to an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force and increased commission expenses associated with the increase in revenue.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $2.2 million for the three months ended June 30, 2002 and $1.6 million for the comparable quarter of 2001, representing an increase of $0.6 million, or 38%, and were

$4.4 million for the six months ended June 30, 2002 and $3.1 million for the comparable period in 2001, representing an increase of $1.2 million, or 39%. The increase is attributable to increased number of employees in our administrative and finance departments to support our growing organization.

AMORTIZATION OF STOCK-BASED COMPENSATION

    Deferred stock-based compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expenses decreased to $75,000 for the three months ended June 30, 2002 from $469,000 for the comparable period in 2001, representing a decrease of $394,000, or 84%, and decreased to $263,000 for the six months ended June 30, 2002 from $1.2 million for the comparable period of 2001, representing a decrease of $0.9 million, or 78%. The deferred compensation is amortized over the vesting schedule of the underlying options, generally three to four years. The decrease for these periods is due to a portion of the deferred compensation balance being fully amortized at June 30, 2002. We had a $216,000 deferred compensation balance at June 30, 2002.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

    The goodwill and intangible asset amortization consists primarily of charges to expense reducing the goodwill and intangible assets associated with acquisitions and purchased technology. Amortization expense was $0.9 million for the three months ended June 30, 2002 and $0.7 million for the comparable quarter of 2001, representing an increase of $0.2 million, or 36%, and were $1.7 million for the six months ended June 30, 2002 and $1.3 million for the comparable period in 2001, representing an increase of $0.4 million, or 28%. The increase is primarily related to acquisitions and purchased technology, partially offset by the elimination of goodwill amortization as a result of our adoption of SFAS No. 142.

FINANCIAL INCOME AND OTHER, NET

    Financial income and other, net was $1.0 million for the three months ended June 30, 2002 and $1.8 million for the comparable quarter of 2001, representing a decrease of $0.7 million, or 42%, and was $2.0 million for the six months ended June 30, 2002 and $3.9 million for the comparable period in 2001, representing a decrease of $1.9 million, or 48%. The decrease is attributable to less interest earned on our investments due to the decline in interest rates and a slightly lower total cash and marketable securities balance.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, our principal source of liquidity was $139 million of cash and cash equivalents and marketable securities compared to $136 million at December 31, 2001. As of June 30, 2002, we had $223,000 of long-term debt outstanding relating to obligations under capital leases and deferred rent expense and an obligation for severance pay to Israeli employees of $1.2 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of June 30, 2002, our accumulated deficit was $23.9 million.

    Net cash provided by operating activities was $4.6 million and $2.4 million for the six-month periods ended June 30, 2002 and 2001, respectively. Net cash provided by operating activities for the six months ended June 30, 2002 was primarily the result of net income for the period, the amortization of deferred stock compensation, amortization of intangible assets, depreciation and an increase in deferred revenue for the period. These additive cash items were offset primarily by an increases in other accounts receivable and prepaid expenses and trade receivables as well as a decrease in trade payables, which reduced the cash provided by operations for the period. Net cash provided by operating activities for the six months ended June 30, 2001 was primarily the result of decreases in other accounts receivable and prepaid expenses, an increase in deferred revenues, amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, and depreciation, offset by an increase in trade receivables for the period.

    Net cash used in investing activities was $6.8 million and $7.1 million for the six-month periods ended June 30, 2002 and 2001, respectively. Investing activities for both the six months ended June 30, 2002 and 2001 consisted of purchases of available-for-sale marketable securities, purchases of other assets, acquisitions and capital expenditures, offset by proceeds from the sale and redemption of marketable securities. The majority of our capital investments were for computers, peripheral equipment and software.

    Net cash provided by financing activities was $4.7 million and $1.8 million for the six-month periods ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities for both the six months ended June 30, 2002 and 2001 were from the proceeds from the exercise of options.

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

ITEM 4.       MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Shareholders, held on May 30, 2002, the following member was elected to the Board of Directors for:

                                                                   Affirmative               Negative
                                                                      Votes                    Votes
                                                              ----------------------    --------------------
             Term expiring in 2005

             Michael J. Miracle                                      25,392,824                 2,787

    The following proposals were approved at our Annual Meeting of Shareholders:

                                                 Affirmative           Negative
                                                    Votes                Votes           Abstentions          Broker
                                                                                                            Non-Votes
                                               -----------------    ----------------    --------------     -------------
1.       Amendment to the Company's 1998
         Share Option and Incentive Plan
         (the "Plan") increasing the number
         of Ordinary Shares, par value NIS
         0.03 per share, of the Company
         available for issuance under the         13,341,928          9,389,299            14,945           2,649,439
         Plan from 8,993,168 to 10,993,168
         shares, and to ratify the 1998
         Plan, as amended.

2.       The compensation of the Chief
         Executive Officer of the Company,        21,813,910            915,340            16,922           2,649,349
         as required by Israeli law, for
         2002.

3        Grant of options to Michael J.
         Miracle, as required by Israeli law.     21,770,481            943,773            31,918           2,649,349

4.       Ratify the selection of the firm of
         Kost, Forer & Gabbay, a member of
         Ernst & Young International, as the
         Company's independent auditors for       24,992,397            399,949             3,265
         the fiscal year ending December 31,
         2002 and authorize the Board of
         Directors to set their compensation

ITEM 5.       OTHER INFORMATION

    The Registrant has filed with the Securities and Exchange Commission the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    Precise did not file any current reports on Form 8-K during the six-month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PRECISE SOFTWARE SOLUTIONS LTD.


Date         8/14/02                   By    /S/ Shimon Alon
         --------------------------        -------------------------------------
                                           Shimon Alon, Chief Executive Officer

Date         8/14/02                   By    /S/ J. Benjamin Nye
         --------------------------        -------------------------------------
                                           J. Benjamin H. Nye, Chief Financial
                                           Officer and Chief Operating Officer

Date         8/14/02                   By    /S/ Richard Forcier
         --------------------------        -------------------------------------
                                           Richard L. Forcier, Chief Accounting
                                           Officer