Form 10-Q
period 2002-09-30
PRECISE SOFTWARE SOLUTIONS LTD
filed 2002-11-15
CIK 1111553

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

               For the quarterly period ended September 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to ____________


                         Commission file number 0-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             (Exact Name of Registrant as Specified in Its Charter)


           Israel                                              Not Applicable
(State or Other Jurisdiction                                  (I.R.S. Employer
      of Organization)                                       Identification No.)

                              10 Hata'asiya Street
                     P.O. Box 1066, Or-Yehuda, 60408 Israel
               (Address of Principal Executive Offices) (Zip Code)

      Registrant's Telephone Number, Including Area Code 972-(3)-735-2222

     Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]  No  [ ]

     Indicate by check [X] whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]  No  [ ]

     At November 7, 2002, 29,676,667 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.
================================================================================

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                                                           PAGE

PART I.    FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September
         30, 2002 (unaudited) and December 31, 2001.........................3-4

         Condensed Consolidated Statements of Operations
         (unaudited) for the three and nine months
         ended September 30, 2002 and 2001....................................5

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the nine months ended
         September 30, 2002 and 2001........................................6-7

         Notes to Condensed Consolidated Financial Statements (unaudited)..8-14

     ITEM 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................15-19

     ITEM 3   Quantitative and Qualitative Disclosures
              About Market Risk..............................................19

     ITEM 4   Controls and Procedures........................................19

PART II.   OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................20

     ITEM 2.  Changes in Securities and Use of Proceeds.......................*

     ITEM 3.  Defaults Upon Senior Securities.................................*

     ITEM 4.  Matters Submitted to a Vote of Security Holders.................*

     ITEM 5.  Other Information...............................................*

     ITEM 6.  Exhibits and Reports on Form 8-K...............................20


SIGNATURES...................................................................21

CERTIFICATIONS............................................................22-23

*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                     December 31,  September 30,
                                                         2001          2002
                                                      ----------    ----------
                                                        Audited      Unaudited
                                                      ----------    ----------
     ASSETS

Current assets:
  Cash and cash equivalents                           $   35,144    $   23,224
  Marketable securities                                   39,752        71,694
  Trade receivables, net of allowance for doubtful
    accounts (2001 - $179, 2002 - $273)                   12,156        15,208
  Other accounts receivable and prepaid expenses           3,168         3,858
                                                      ----------    ----------

Total current assets                                      90,220       113,984
                                                      ----------    ----------

Marketable securities, non current                        60,935        46,074
                                                      ----------    ----------

Severance pay fund                                           750           904
                                                      ----------    ----------

Property and equipment, net                                5,047         4,821
                                                      ----------    ----------

Other assets, net                                         46,231        48,518
                                                      ----------    ----------

Total assets                                          $  203,183    $  214,301
                                                      ==========    ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                     December 31,  September 30,
                                                         2001          2002
                                                      ----------    ----------
                                                        Audited      Unaudited
                                                      ----------    ----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade payables                                      $    1,394    $    1,151
  Deferred revenues                                        6,673         9,536
  Employees and payroll accruals                           5,161         4,445
  Accrued expenses                                         2,014         2,219
  Other current liabilities                                  973         1,363
                                                      ----------    ----------

Total current liabilities                                 16,215        18,714
                                                      ----------    ----------

Long-term liabilities:
  Long-term debt and other liabilities                       193            96
  Accrued severance pay                                    1,116         1,252
                                                      ----------    ----------

Total long-term liabilities                                1,309         1,348
                                                      ----------    ----------

Shareholders' equity:
  Ordinary shares and additional paid-in capital         210,436       216,016
  Deferred stock compensation                               (544)         (144)
  Accumulated other comprehensive income                   1,191         1,215
  Accumulated deficit                                    (25,424)      (22,848)
                                                      ----------    ----------

Total shareholders' equity                               185,659       194,239
                                                      ----------    ----------

Total liabilities and shareholders' equity            $  203,183    $  214,301
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

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except per share data)

                                                       Three months ended           Nine months ended
                                                          September 30,               September 30,
                                                    ------------------------    ------------------------
                                                       2001          2002          2001          2002
                                                    ----------    ----------    ----------    ----------
                                                                         Unaudited
                                                    ----------------------------------------------------
Revenues:
   Software licenses                                $   11,300    $   12,562    $   30,741    $   38,161
   Services                                              3,028         6,788         7,804        16,503
                                                    ----------    ----------    ----------    ----------
          Total revenues                                14,328        19,350        38,545        54,664
                                                    ----------    ----------    ----------    ----------

Cost of revenues:
   Software licenses                                        69           237           181           490
   Services                                                766         1,963         2,213         4,362
                                                    ----------    ----------    ----------    ----------
          Total cost of revenues                           835         2,200         2,394         4,852
                                                    ----------    ----------    ----------    ----------

Gross profit                                            13,493        17,150        36,151        49,812
                                                    ----------    ----------    ----------    ----------
Operating expenses:
   Research and development                              2,850         3,199         7,774         9,638
   Sales and marketing                                   8,688        10,738        24,442        31,080
   General and administrative                            1,887         2,152         5,025         6,505
   Amortization of deferred stock compensation             404            72         1,586           335
   Amortization of goodwill and intangible assets          833           979         2,125         2,631
                                                    ----------    ----------    ----------    ----------

Total operating expenses                                14,662        17,140        40,952        50,189
                                                    ----------    ----------    ----------    ----------

Operating income (loss)                                 (1,169)           10        (4,801)         (377)
Financial income and other, net                          1,621         1,094         5,492         3,113
                                                    ----------    ----------    ----------    ----------

Income before income taxes                                 452         1,104           691         2,736
Income taxes                                              --               8          --             160
                                                    ----------    ----------    ----------    ----------

Net income                                          $      452    $    1,096    $      691    $    2,576
                                                    ==========    ==========    ==========    ==========
Net earnings per share:
   Basic earnings per share                         $     0.02    $     0.04    $     0.03    $     0.09
                                                    ==========    ==========    ==========    ==========
   Diluted earnings per share                       $     0.02    $     0.04    $     0.02    $     0.08
                                                    ==========    ==========    ==========    ==========
   Weighted average number of shares used in
   computing basic earnings per share                   26,942        28,866        26,390        28,590
                                                    ==========    ==========    ==========    ==========
   Weighted average number of shares used in
   computing diluted earnings per share                 29,757        30,378        29,710        30,707
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

                                                                               Nine months ended
                                                                                  September 30,
                                                                            ------------------------
                                                                               2001          2002
                                                                            ----------    ----------
                                                                                   Unaudited
                                                                            ------------------------
Cash flows from operating activities:
Net income                                                                  $      691    $    2,576
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                     923         1,503
  Loss on sale of property and equipment                                          --              40
  Amortization of debenture premium (accretion of discount)
    on available-for-sale marketable securities                                    (37)          818
  Amortization of deferred stock compensation                                    1,586           335
  Amortization of intangible assets, goodwill and in-process research and
     development                                                                 2,125         2,631
  Increase in trade receivables, net                                            (3,562)       (2,444)
  Decrease (increase) in other accounts receivable and prepaid expenses            701          (667)
  Decrease (increase) in other assets                                             (109)          429
  Decrease in trade payables                                                      (235)         (307)
  Increase in deferred revenues                                                    953         2,117
  Increase (decrease) in employees and payroll accruals                          1,462          (830)
  Increase in other current liabilities and accrued expenses                       186           121
  Increase (decrease) in accrued severance pay, net                                 90           (18)
                                                                            ----------    ----------
Net cash provided by operating activities                                        4,774         6,304
                                                                            ----------    ----------

Cash flows from investing activities:

   Purchase of property and equipment                                           (2,170)       (1,180)
   Purchase of available-for-sale marketable securities                        (67,638)      (45,716)
   Purchase of other assets                                                     (1,315)       (1,466)
   Payment for acquisition of consolidated subsidiaries (1) (2)                (20,120)       (3,236)
   Proceeds from redemption of available-for-sale marketable securities         41,210        26,900
   Proceeds from sale of marketable securities                                   3,785           747
                                                                            ----------    ----------
Net cash used in investing activities                                       $  (46,248)   $  (23,951)
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

                                                                  Nine months ended
                                                                    September 30,
                                                              ------------------------
                                                                 2001          2002
                                                              ----------    ----------
                                                                     Unaudited
                                                              ------------------------
Cash flows from financing activities:
   Proceeds from exercise of options                               1,962         4,920
   Proceeds from issuance of shares under ESPP                       323           725
   Repayment of long-term debt                                       (20)          (53)
                                                              ----------    ----------

Net cash provided by financing activities                          2,265         5,592
                                                              ----------    ----------

Effect of exchange rate change on cash and cash equivalents           62           135
                                                              ----------    ----------

Decrease in cash and cash equivalents                            (39,147)      (11,920)
Cash and cash equivalents at the beginning of the period          82,218        35,144
                                                              ----------    ----------

Cash and cash equivalents at the end of the period            $   43,071    $   23,224
                                                              ==========    ==========

(1)  The net fair value of the assets acquired in September
     2001 were as follows:

     Working deficiency, except cash and cash equivalents     $     (478)
     Fixed assets                                                    475
     Long-term loans                                                 (93)
     Other assets                                                    481
     Intangible assets                                            32,134
     In-process research and development                              86
                                                              ----------
                                                                  32,605
     Issuance of shares, net                                     (12,485)
                                                              ----------
                                                              $   20,120
                                                              ==========

(2) The net fair value of the assets of the consolidated subsidiary acquired in June 2002 were as follows:

     Working deficiency, except cash and cash equivalents                   $     (383)
     Property and equipment                                                         35
     Other assets                                                                3,584
                                                                            ----------
                                                                            $    3,236
                                                                            ==========

     Supplemental disclosure of cash flows activities:

     Cash paid during the period for:
        Interest                                              $       14    $       18
                                                              ==========    ==========
        Income taxes                                          $      --     $        9
                                                              ==========    ==========

     Non cash transactions:
        Purchased technology                                  $      --     $      297
                                                              ==========    ===========
        Capital lease obligation                              $      --     $       67
                                                              ==========    ==========
        Adjustment to Savant Corporation acquisition, net     $    1,426    $      --
                                                              ==========    ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

        a. Company:

           Precise Software Solutions Ltd. ("the Company") was established in Israel on November 15, 1990. The Company is a provider of software products that assist organizations in performance management, monitoring and tuning of applications, and related consulting, training and support services. The Company has operations in the form of wholly-owned subsidiaries in the United States, the United Kingdom, France, Germany, Holland, Japan, Malaysia and Australia.

        b. Accounting:

           The accompanying condensed interim consolidated financial statements have been prepared by Precise Software Solutions Ltd. in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise Software Solutions Ltd. and its wholly-owned subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2002 and the operating results for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

           The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2002.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Cash and cash equivalents:

           Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

        b. Marketable securities:

           The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the proper classification of investments with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2002, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on all sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations, financial income and other, net.

        c. Other assets:

           Acquired technology, acquired trademark and customer relationships, acquired patents, acquired website, acquired courses and book royalties, internet site capitalization costs and goodwill are stated at amortized cost. Amortization is calculated using the straight-line method over the estimated useful lives, which are three to ten years.

        d. Revenue recognition:

           The Company and its subsidiaries generate revenues mainly from licensing the rights to use their software products and services. The Company and its subsidiaries sell products primarily through a direct sales force, resellers and Original Equipment Manufacturers ("OEMs").

           The Company has implemented Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from software arrangements are recognized upon delivery of the product when no future obligation exists, when collection is probable, the product fee is either fixed or determinable and persuasive evidence of an arrangement exists. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," for all transactions entered into after January 1, 2000. The Company's Vendor Specific Objective Evidence ("VSOE") used to allocate the sales price to maintenance and support and professional services are based on renewal ratio or the price charged when these elements will be sold separately. SOP 98-9 requires that revenue be recognized under the "residual method" when (1) VSOE of fair value exists for all undelivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered elements.

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

        e. Impact of recently issued accounting standards:

           In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and instead requires that these assets be reviewed for impairment on a periodic basis. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. In addition, an impairment test must be completed and any impairments identified must be treated as a cumulative effect of a change in accounting policies.

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

           In accordance with SFAS No. 142, prior period amounts were not restated. The unaudited pro forma reconciliation of previously reported net income and earnings per share for the three and nine month periods ended September 30, 2002 and 2001, to the amounts adjusted for the elimination of goodwill amortization, are as follows:

                                                  Three months ended            Nine months ended
                                                      September 30,               September 30,
                                                ------------------------    ------------------------
                                                   2001          2002          2001          2002
                                                ----------    ----------    ----------    ----------
                                                                     Unaudited
                                                ----------------------------------------------------
        Reported net income                     $      452    $    1,096    $      691    $    2,576
          Add:  Goodwill amortization                  297           --            937           --
                                                ------------------------    ------------------------
        Adjusted net income                     $      749    $    1,096    $    1,628    $    2,576

        Reported basic earnings per share       $     0.02    $     0.04    $     0.03    $     0.09
          Add:  Goodwill amortization                 0.01           --           0.03           --
                                                ------------------------    ------------------------
        Adjusted basic earnings per share       $     0.03    $     0.04    $     0.06    $     0.09
                                                ========================    ========================
        Reported diluted earnings per share     $     0.02    $     0.04    $     0.02    $     0.08
          Add:  Goodwill amortization                 0.01           --           0.03           --
                                                ------------------------    ------------------------
        Adjusted diluted earnings per share     $     0.03    $     0.04    $     0.05    $     0.08
                                                ========================    ========================

           In October 2001, the FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FASB's new rules on the asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that must be met to classify an asset as "held-for-sale." Classification as "held-for-sale" is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This pronouncement is not expected to have a material effect on the Company's financial position or operating results.

        f. Reclassification:

           Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 3: ACQUISITIONS

        a. Acquisition of the Middleware Company ("Middleware")

           In June 2002, the Company acquired all the outstanding shares of Middleware , a United States based services company, for consideration of approximately $6.0 million. Middleware provides consulting, training courses and other related services. The purchase price consisted of approximately $4.0 million paid in cash. In addition, the stockholders are entitled to up to an additional $2.0 million of the Company's ordinary shares to be issued in the fourth quarter of 2002. The consideration includes $150,000 in estimated transaction costs. The stockholders also have the right to receive additional contingent consideration including consideration of 20% of revenue for achieving a set revenue minimum and consideration equal to the amount by which revenues exceed another set minimum revenue target up to a set maximum relating to the one year period subsequent to the closing.

           The acquisition was accounted for under the purchase method, and accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

           According to SFAS No. 142, "Goodwill and Other Intangible Assets", this goodwill will not be amortized, but will be subject to annual impairment tests in accordance with the statement. The allocation of the purchase price for this acquisition is preliminary and the information was arranged before the allocation was finalized.

           The Company acquired tangible assets of approximately $500,000. Other intangible assets acquired had an estimated fair value of $3.6 million. Based upon the preliminary valuation of tangible and intangible assets acquired, the Company has allocated the total cost of the acquisition assets as follows:

                                                September 30,
                                                    2002
                                                ------------
                                                 Unaudited
                                                ------------
                 Intangible assets              $      1,964
                 Goodwill                              1,620
                                                ------------
                                                $      3,584
                                                ============

           The operations are included in the Company's consolidated statements of operations from June 18, 2002.

        b. Acquisition of the W.Quinn Associates, Inc ("W. Quinn").

           In September 2001, the Company acquired all the outstanding ordinary shares of W. Quinn, a United States based company, for consideration of approximately $34.1 million. W. Quinn develops and markets storage resource and performance management solutions. The total purchase price consisted of $21.6 million paid in cash and $12.5 million paid by the issuance of 774,413 ordinary shares. The consideration included $1.5 million of transaction costs.

           The W. Quinn acquisition provided the W. Quinn shareholders with a right to receive additional ordinary shares based on achievement of certain post-acquisition revenue and performance targets during a twelve month period spanning five quarters, beginning the third quarter of 2001 and ending in the third quarter of 2002. The consideration was paid in the form of 675,509 ordinary shares issued in the fourth quarter of 2002. The associated goodwill and share issuance will be reflected in the Company's year end financial statements.


NOTE 4: SHAREHOLDERS' EQUITY

           Stock options plans:

             The following table summarizes information about stock options outstanding as of September 30, 2002:

                                                                                Weighted
                                                               Number of         average
                                                                options      exercise price
                                                              ------------    ------------
             Outstanding at December 31, 2001                    7,038,372    $      11.18
             Granted                                               604,100           11.26
             Exercised                                            (918,154)           4.65
             Forfeited                                            (379,679)          14.32
                                                              ------------    ------------

             Outstanding at September 30, 2002 (unaudited)       6,344,639    $      11.96
                                                              ============    ============

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

           The following table presents the calculation of unaudited basic and diluted earnings per share (in thousands, except per share amounts):

                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                ------------------------    ------------------------
                                                   2001          2002          2001          2002
                                                ----------    ----------    ----------    ----------
                                                                     Unaudited
                                                ----------------------------------------------------
        Net Income                              $      452    $    1,096    $      691    $    2,576
                                                ------------------------    ------------------------

        Shares used in computing basic
          earnings per share                        26,942        28,866        26,390        28,590
        Effect of dilutive stock options             2,815         1,512         3,320         2,117
                                                ------------------------    ------------------------
        Shares used in computing diluted
          earnings per share                        29,757        30,378        29,710        30,707

        Basic earnings per share                $     0.02    $     0.04    $     0.03    $     0.09
                                                ========================    ========================
        Diluted earnings per share              $     0.02    $     0.04    $     0.02    $     0.08
                                                ========================    ========================


NOTE 6: COMPREHENSIVE INCOME

           The components of comprehensive income are as follows (in thousands):

                                                   Three months ended           Nine months ended
                                                      September 30,               September 30,
                                                ------------------------    ------------------------
                                                   2001          2002          2001          2002
                                                ----------    ----------    ----------    ----------
                                                                     Unaudited
                                                ----------------------------------------------------
        Net income                              $      452    $    1,096    $      691    $    2,576
                                                ------------------------    ------------------------
        Other comprehensive income:
           Change in net unrealized gains
             on investments                            808            98         1,115          (170)
           Change in exchange rate differences         104           (35)           62           194
                                                ------------------------    ------------------------
                                                $    1,364    $    1,159    $    1,868    $    2,600
                                                ========================    ========================

NOTE 7: GEOGRAPHIC INFORMATION

        a. Summary information about geographical areas (in thousands):

           The Company and its subsidiaries operate in one industry segment, the development and marketing of performance management software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The following is a summary of operations within geographic areas based on customer's location.

                                                            Three months ended            Nine months ended
                                                                September 30,               September 30,
                                                          ------------------------    ------------------------
                                                             2001          2002          2001          2002
                                                          ----------    ----------    ----------    ----------              ----
                                                                               Unaudited
                                                          ----------------------------------------------------
        Revenues from sales to unaffiliated customers:
           United States                                  $    7,795    $   13,238    $   22,417    $   35,229
           North and South America (except the United
            States)                                              876           697         2,290         2,345
           Asia                                                  748         1,231         3,259         4,155
           United Kingdom                                        659           493         4,132         3,682
           Europe and others                                   4,250         3,691         6,447         9,253
                                                          ----------    ----------    ----------    ----------
                                                          $   14,328    $   19,350    $   38,545    $   54,664
                                                          ==========    ==========    ==========    ==========

        b. Summary information about geographical areas (in thousands):

                                                         December 31,  September 30,
                                                             2001          2002
                                                          ----------    ----------
                                                                 Unaudited
                                                          ------------------------
        Long-lived assets, by geographic region:
          Israel                                          $    3,956    $    3,384
          United States                                       45,635        48,014
          Europe and others                                    1,687         1,941
                                                          ----------    ----------
                                                          $   51,278    $   53,339
                                                          ==========    ==========

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

     RELEASE       PRODUCT
     -------       -------
     1998          Precise/Pulse!, Precise/Presto for EMC, Precise/Interpoint

     2000          Precise/Insight, Precise/Savant

     2001 Precise/Foresight, Precise/Indepth for J2EE, Precise/Savvy for Oracle, Web, J2EE, SAP R/3, BEA Tuxedo, and Siebel, Precise/Indepth for DB2 UDB, Precise/Crosspoint, Precise/Storage Central SRM, Precise i3 Suite

     2002 Precise/SiteStor SRM, Precise/Luminate, Precise/Indepth for Transactions, Precise/Lightpoint, Precise/Indepth for SQL Server, Precise/Sharkpoint

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

RESULTS OF OPERATIONS

     The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                          Three months ended   Nine months ended
                                             September 30,        September 30,

Percent of Total Revenues:                  2001      2002       2001      2002
                                            ----      ----       ----      ----
  Revenues:
   Software licenses                          79%       65%        80%       70%
   Services                                   21        35         20        30
                                            ----      ----       ----      ----
       Total revenues                        100       100        100       100
  Cost of revenues:
   Software licenses                           1         1          1         1
   Services                                    5        10          5         8
                                            ----      ----       ----      ----
       Total cost of revenues                  6        11          6         9
                                            ----      ----       ----      ----
Gross profit                                  94        89         94        91
Operating expenses:
  Research and development                    20        17         20        17
  Sales and marketing                         60        55         63        57
  General and administrative                  13        11         13        12
  Amortization of deferred stock
    compensation                               3         1          4         1
  Amortization of goodwill and
    intangible assets                          6         5          6         5
                                            ----      ----       ----      ----
       Total operating expenses              102        89        106        92
                                            ----      ----       ----      ----
Operating income (loss)                       (8)        0        (12)       (1)
Financial income and other, net               11         6         14         6
                                            ----      ----       ----      ----
Income before income taxes                     3         6          2         5
Income taxes                                --        --         --        --
                                            ----      ----       ----      ----
Net income                                     3%        6%         2%        5%
                                            ----      ----       ----      ----


REVENUES

     We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $19.3 million for the three months ended September 30, 2002 and $14.3 million for the comparable quarter of 2001, representing an increase of $5.0 million, or 35%, and were $54.7 million for the nine months ended September 30, 2002 and $38.5 million for the comparable period of 2001, representing an increase of $16.2 million, or 42%.

     Revenues from sales of software licenses were $12.6 million for the three months ended September 30, 2002 and $11.3 million for the comparable quarter of 2001, representing an increase of $1.3 million, or 11%, and were $38.2 million for the nine months ended September 30, 2002 and $30.7 million for the comparable period in 2001, representing an increase of $7.5 million, or 24%. The increase in software license revenues during the three and nine month periods is attributable to the expansion of our direct sales force, increased recurring sales to our installed customer base, the addition and acquisition of new products, and an increased average deal size, partially offset by a decrease in revenues from our strategic partner channel.

     Revenues from services were $6.8 million for the three months ended September 30, 2002 and $3.0 million for the comparable quarter of 2001, representing an increase of $3.8 million, or 124%, and were $16.5 million for the nine months ended September 30, 2002 and $7.8 million for the comparable period of 2001, representing an increase of $8.7 million, or 111%. The increase in services revenue during the three and nine month periods ended September 30, 2002 over the comparable periods in 2001 is attributable to additional maintenance agreements resulting from new sales of software licenses, renewals of annual maintenance agreements with existing customers, and additional professional services revenue, in part due to the acquisition of the Middleware Company in June 2002.

COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues was $2.2 million for the three months ended September 30, 2002 and $835,000 for the comparable quarter of 2001, representing an increase of $1.4 million, or 163%, and were $4.9 million for the nine months ended September 30, 2002 and $2.4 million for the comparable period of 2001, representing an increase of $2.5 million, or 103%.

     Cost of software license revenues in 2002 consists primarily of production costs and third party software royalties and in the comparable periods of 2001, cost of software license revenues consists primarily of royalties to the government of Israel as consideration for research and development grants received in previous years, production costs and third party software royalties. Cost of software license revenues was $237,000 for the three months ended September 30, 2002 and $69,000 for the comparable quarter of 2001, representing an increase of $168,000, and were $490,000 for the nine months ended September 30, 2002 and $181,000 for the comparable period in 2001, representing an increase of $309,000.

     Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $2.0 million for the three months ended September 30, 2002 and $766,000 for the comparable quarter of 2001, representing an increase of $1.2 million, or 156%, and were $4.4 million for the nine months ended September 30, 2002 and $2.2 million for the comparable period of 2001, representing an increase of $2.2 million, or 97%. The increase is due to an increase in the number of customer support and professional services personnel.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $3.2 million for the three months ended September 30, 2002 and $2.9 million for the comparable period of 2001, representing an increase of $0.3 million, or 12%, and were $9.6 million for the nine months ended September 30, 2002 and $7.8 million for the comparable period of 2001, representing an increase of $1.8 million, or 24%. The increases for these periods were primarily related to the increase in the number of software developers and quality assurance personnel engaged in the continuing enhancement of our software suite, which included the release of six new products in the nine month period ended September 30, 2002.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $10.7 million for the three months ended September 30, 2002 and $8.7 million for the comparable quarter of 2001, representing an increase of $2.0 million, or 24%, and were $31.1 million for the nine months ended September 30, 2002 and $24.4 million for the comparable period in 2001, representing an increase of $6.7 million, or 27%. The increase is due primarily to an increase in payroll and related expenses attributable to the increase in the number of people comprising our direct sales force and increased commission expenses associated with the increase in revenue.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $2.2 million for the three months ended September 30, 2002 and $1.9 million for the comparable quarter of 2001, representing an increase of $0.3 million, or 14%, and were $6.5 million for the nine months ended September 30, 2002 and $5.0 million for the comparable period in 2001, representing an increase of $1.5 million, or 29%. The increase is attributable to an increased number of employees in our administrative and finance departments to support our growing organization.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Deferred stock-based compensation represents compensation costs related to the grant of options to purchase ordinary shares at less than fair market value. Our stock-based compensation expenses decreased to $72,000 for the three months ended September 30, 2002 from $404,000 for the comparable period in 2001, representing a decrease of $332,000, or 82%, and decreased to $335,000 for the nine months ended September 30, 2002 from $1.6 million for the comparable period of 2001, representing a decrease of $1.3 million, or 79%. The deferred compensation is amortized over the vesting period of the underlying options, generally three to four years. The decrease for these periods is due to a portion of the deferred compensation balance being fully amortized at September 30, 2002. We had a $144,000 deferred compensation balance at September 30, 2002.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     The goodwill and intangible asset amortization consists primarily of charges to expense reducing the goodwill and intangible assets associated with acquisitions and purchased technology. Amortization expense was $1.0 million for the three months ended September 30, 2002 and $800,000 for the comparable quarter of 2001, representing an increase of $200,000, or 18%, and were $2.6 million for the nine months ended September 30, 2002 and $2.1 million for the comparable period in 2001, representing an increase of $500,000, or 24%. The increase is primarily related to acquisitions and purchased technology, partially offset by the elimination of goodwill amortization as a result of our adoption of SFAS No. 142.

FINANCIAL INCOME AND OTHER, NET

     Financial income and other, net was $1.1 million for the three months ended September 30, 2002 and $1.6 million for the comparable quarter of 2001, representing a decrease of $0.5 million, or 33%, and was $3.1 million for the nine months ended September 30, 2002 and $5.5 million for the comparable period in 2001, representing a decrease of $2.4 million, or 43%. The decrease is attributable to less interest earned on our investments due to a general decline in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, our principal source of liquidity was $141 million of cash and cash equivalents and marketable securities compared to $136 million at December 31, 2001. As of September 30, 2002, we had $96,000 of long-term debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $1.3 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of September 30, 2002, our accumulated deficit was $22.8 million.

     Net cash provided by operating activities was $6.3 million and $4.8 million for the nine month periods ended September 30, 2002 and 2001, respectively. Net cash provided by operating activities for the nine months ended September 30, 2002 was primarily the result of net income for the period, the amortization of deferred stock compensation, amortization of intangible assets, depreciation and an increase in deferred revenue for the period. These additive cash items were offset primarily by increases in other accounts receivable and prepaid expenses and trade receivables, as well as a decrease in trade payables and employees and payroll accruals, which reduced the cash provided by operations for the period. Net cash provided by operating activities for the nine months ended September 30, 2001 was primarily the result of decreases in other accounts receivable and prepaid expenses, an increase in deferred revenues, an increase in employees and payroll accrual, an increase in accrued expenses, amortization of deferred stock-based compensation, amortization of goodwill and intangible assets, and depreciation, offset by an increase in trade receivables and a decrease in other accounts payable for the period.

     Net cash used in investing activities was $24.0 million and $46.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Investing activities for both the nine months ended September 30, 2002 and 2001 consisted of purchases of available-for-sale marketable securities, purchases of other assets, acquisitions and capital expenditures, offset by proceeds from the sale and redemption of marketable securities. The majority of our capital investments were for computers, peripheral equipment and software.

     Net cash provided by financing activities was $5.6 million and $2.3 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities for both the nine-months ended September 30, 2002 and 2001 were primarily from the proceeds from the exercise of options and issuance of shares.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We own financial instruments as part of our investment portfolio that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to the risk of a decline in interest rates. Our investment portfolio includes debt instruments that are United States government obligations. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate.

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

ITEM 4.   CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation and no corrective actions with regard to the significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Precise is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        10.1 Employment Agreement between Precise Software Solutions, Inc. and Aki Ratner dated August 1, 2002
        10.2 Employment Agreement between Precise Software Solutions LTD and Aki Ratner dated August 1, 2002
        10.3 Employment Agreement between Precise Software Solutions, Inc. and Marc J. Venator dated September 3, 2002
        99.1      Certification of Principal Executive Officer
        99.2      Certification of Principal Financial Officer

     b) Precise did not file any current reports on Form 8-K during the three month period ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRECISE SOFTWARE SOLUTIONS LTD.


Date  11/14/02                By   /S/ Shimon Alon
                                  --------------------------------------------
                                  Shimon Alon, Chief Executive Officer

Date  11/14/02                By   /S/ Marc J. Venator
                                  --------------------------------------------
                                  Marc J. Venator, Chief Financial Officer

Date  11/14/02                By   /S/ Richard L. Forcier
                                  --------------------------------------------
                                  Richard L. Forcier, Chief Accounting Officer

                                 CERTIFICATIONS

I, Shimon Alon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 /S/ Shimon Alon                        Date: November 14, 2002
-----------------------------
Shimon Alon,
Chief Executive Officer

                                 CERTIFICATIONS

I, Marc Venator, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ Marc J. Venator                        Date: November 14, 2002
---------------------------
Marc J. Venator,
Chief Financial Officer