Form 10-K
period 2002-12-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2003-03-13
CIK 1111553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 972 (3) 735-2222

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                  ORDINARY SHARES, PAR VALUE 0.03 NIS PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2003, was approximately $490,730,642 million (based on the closing price of the registrant's ordinary shares on February 28, 2003, of $16.50 per share). This excludes 466,862 ordinary shares deemed to be held by affiliates. Exclusion of shares should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of the registrant's ordinary shares outstanding as of February 28, 2003 was 30,208,113.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                         PRECISE SOFTWARE SOLUTIONS LTD.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I

Item 1.   Business.........................................................1
Item 2.   Properties.......................................................9
Item 3.   Legal Proceedings................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..............9


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................10
Item 6.   Selected Consolidated Financial Data............................11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..... .......................12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......32
Item 8.   Financial Statements and Supplementary Data.....................32
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................32


PART III

Item 10.  Directors and Executive Officers of the Registrant..............33
Item 11.  Executive Compensation..........................................36
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management of Precise and Related Matters.......................40
Item 13.  Certain Relationships and Related Transactions..................42
Item 14.  Controls and Procedures.........................................42


PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.....................................................43



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................F-1

SIGNATURES...............................................................II-1

INDEX TO EXHIBITS........................................................II-2

                                     PART I

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PRECISE MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THE FACTORS DESCRIBED BELOW IN ITEM 7 UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS." ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND," "FUTURE," "COULD," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

OVERVIEW

     Precise Software Solutions Ltd. is a provider of software that assists organizations in monitoring and optimizing the performance of their Information Technology infrastructure. This IT infrastructure consists of networks, operating systems, servers, applications, databases and storage devices that help manage traditional and electronic business activities. Our software allows an organization to continuously monitor its infrastructure performance and be alerted when performance parameters exceed user-established thresholds. When our software detects a performance problem, it also provides technology support personnel with a thorough set of diagnostic data that pinpoints the specific cause of performance degradation and offers suggested alternatives to alleviate the problem. Our software serves businesses that rely on enterprise applications or have implemented e-business applications to cut costs and improve efficiencies. Businesses have become increasingly reliant on the proper functioning of their Information Technology infrastructure and our software assists them in achieving this goal.

     Precise was incorporated in 1990. Our U.S. office is located at 690 Canton Street, Westwood, Massachusetts 02090, and our telephone number is (781) 461-0700. Our international office is located at 10 Hata'asiya Street, Or-Yehuda, Israel 60408. Our web site is located at www.precise.com, but information contained on our web site does not constitute part of this Annual Report on Form 10-K. We make available on our web site information filed by us with the SEC as soon as reasonably practicable after filing. The terms "Precise," "we," "us" and "our" as used in this Annual Report on Form 10-K refer to Precise Software Solutions Ltd. and its subsidiaries as a combined entity, except where it is made clear that such term means only the parent company.

RECENT DEVELOPMENT

     On December 19, 2002, we entered into an Agreement and Plan of Merger with VERITAS Software Corporation and Argon Merger Sub Ltd., an indirect wholly-owned subsidiary of VERITAS, providing for the acquisition of Precise by VERITAS pursuant to a merger of the Merger Subsidiary with and into Precise, with Precise surviving the merger as an indirect wholly-owned subsidiary of VERITAS. Upon completion of the merger, each ordinary share of Precise will be exchanged, at the election of the holder, for either $16.50 in cash or a combination of $12.375 in cash and 0.2365 of a share of VERITAS common stock. Precise shareholders who are Israeli holders, as defined in the merger agreement, and who properly and timely elect to receive the mixed consideration will receive
(1) $12.375 in cash, plus (2) an amount of cash equal to 0.2365 multiplied by the closing price of one share of VERITAS common stock, as reported on The Nasdaq National Market, on the trading day immediately prior to the date the merger takes effect. The consummation of the merger is subject to various conditions, including approval by our shareholders. The merger is expected to close in the second quarter of 2003.

     In connection with the proposed merger, VERITAS intends to file a registration statement on Form S-4, including a proxy statement/prospectus, with the Securities and Exchange Commission. Investors and security holders are urged to read the proxy statement/prospectus regarding the proposed merger when it becomes available because it will contain important information about the transaction. Investors and security holders may obtain a free copy of the proxy statement/prospectus when it is available and other documents filed by VERITAS and Precise with the Securities and Exchange Commission at the Securities and Exchange Commission's web site at www.sec.gov. The proxy statement/prospectus and these other documents also may be obtained for free from VERITAS and Precise.

     Precise, its directors and executive officers may be deemed to be participants in the solicitation of proxies from Precise shareholders in favor of the proposed merger. A description of any interests that the directors and executive officers of Precise may have in the transaction will be available in the proxy statement/prospectus.

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

     Today's businesses depend on custom-developed as well as packaged Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) applications to gain a competitive advantage and improve the efficiency of critical processes. These applications are the means through which an organization controls, manages and expands its business operations and achieves commonality of data and process.

     The management of this heterogeneous, distributed and rapidly changing IT environment, which is supporting continuously growing transaction and data volumes, has become increasingly challenging. Efficient management of the IT infrastructure involves addressing the needs and problems of all constituencies across the extended enterprise. Each class of user has different performance requirements and defines, and refers to, its own performance metrics and problems differently. As a result, technology support personnel are faced with the ongoing challenge of reconciling these disparate needs and problems before they can optimize performance across the entire application infrastructure. Equally challenging is the need to manage this application infrastructure without employing techniques or technologies that consume substantial additional resources and create further burdens on the system. In addition, application performance must align with business priorities so that, for example, critical revenue-generating applications, such as completing an online sale, are processed prior to non-revenue generating applications, such as posting data to an organization's accounting system. Finally, management of the application infrastructure has become increasingly challenging for an organization due to the increasing cost to hire and retain the necessary personnel to manage it.

     Our software solutions provide an integrated end-to-end, correlated view of application performance and identify the interrelationships among the different components of a customer's IT infrastructure - applications, network, operating systems, servers, databases and storage devices. By monitoring and analyzing the overall performance of the IT application infrastructure - from URL to SQL - they pinpoint the root causes of performance degradation quickly and proactively and determine their impacts on the entire IT application infrastructure - before they affect end-users. By identifying trends and deviations, and translating diverse performance data into a common language, our solutions bridge the gap between technology and business to facilitate performance optimization and strategic planning. We call these solutions Precise i3: Insight, Indepth and Inform. The Insight products contain our end-to-end technology; the Indepth products include our drill-down technology; and the Inform products contain our communications technology. Precise i3 is designed to optimize the performance of applications deployed on any technology combinations running in today's multi-tier, business-critical applications: PeopleSoft, Siebel, SAP, Oracle Applications, BEA WebLogic, IBM WebSphere, Oracle, IBM DB2 UDB, Microsoft SQL Server, and storage arrays from EMC, IBM, HP and HDS.

PRODUCTS

Product                                   Functions
-------                                   ---------

INSIGHT:

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

                           Precise/Savvy  Precise/Savvy overlays an application
                                          view on top of Precise/Insight's
                                          infrastructure perspective.
                                          Precise/Savvy measures the response
                                          time of an application transaction and
                                          reports the results in units specific
                                          to the application. Precise/Savvy
                                          application coverage: Precise/Savvy
                                          for Oracle, Precise/Savvy for Web,
                                          Precise/Savvy for J2EE Platform,
                                          Precise/Savvy for SAP R/3,
                                          Precise/Savvy for BEA Tuxedo,
                                          Precise/Savvy for Siebel,
                                          Precise/Savvy for Oracle Applications
                                          and Precise/Savvy for Operating
                                          Systems.

INDEPTH:

              Precise/Indepth FOR ORACLE  Precise/Indepth for Oracle monitors, analyzes and helps tune Oracle-based
                                          applications and databases to ensure
                                          that those applications perform at
                                          peak efficiency. After being alerted
                                          to a performance issue, the software
                                          assists the user in identifying the
                                          specific causes of slow performance.
                                          The product permits users to view the
                                          access path that the database has
                                          chosen for a query from an
                                          application, automatically generates
                                          structured query language ("SQL")
                                          statements that will access the
                                          database in a different manner, and
                                          projects the performance improvement
                                          if the change is made. In addition,
                                          the software can simulate the result
                                          of a change in the way the database is
                                          organized and provide a full
                                          cross-reference between database
                                          objects and the statements that access
                                          them. Through the Precise Performance
                                          Warehouse, Precise/Indepth for Oracle
                                          supports long-term analysis and
                                          proactive management by providing
                                          historical performance information.

          Precise/Indepth FOR SQL SERVER  Precise/Indepth for SQL Server
                                          monitors, analyzes and helps tune MS
                                          SQL Server databases to ensure that
                                          those applications perform at peak
                                          efficiency. After being alerted to a
                                          performance issue, the software
                                          assists the user in identifying the
                                          specific causes of slow performance.
                                          The product permits users to view the
                                          access path that the database has
                                          chosen for a query from an
                                          application, automatically generates
                                          SQL statements that will access the
                                          database in a different manner, and
                                          projects the performance improvement
                                          if the change is made. Through the
                                          Precise Performance Warehouse,
                                          Precise/Indepth for SQL Server
                                          supports long-term analysis and
                                          proactive management by providing
                                          historical performance information.

             Precise/Indepth FOR DB2 UDB  Precise/Indepth for DB2 UDB monitors, analyzes and helps tune DB2 UDB-based
                                          applications and databases to ensure
                                          that those applications perform at
                                          peak efficiency. After being alerted
                                          to a performance issue, the software
                                          assists the user in identifying the
                                          specific causes of slow performance.
                                          The product permits users to view the
                                          access path that the database has
                                          chosen for a query from an
                                          application. Through an internal data
                                          warehouse called the Precise
                                          Performance Warehouse, Precise/Indepth
                                          for DB2 UDB supports long-term
                                          analysis and proactive management by
                                          providing historical performance
                                          information.

                Precise/Indepth FOR J2EE  Precise/Indepth for J2EE provides performance management for server side
                                          Java applications. It measures the
                                          response time of HTTP requests
                                          (servlets and JSPs) and EJB
                                          invocations. It segments response time
                                          by J2EE application server and
                                          database server, and correlates
                                          problematic SQL statements with EJBs,
                                          JSPs, and servlets. The SmarTune
                                          tuning capability automatically
                                          identifies the root cause of J2EE
                                          application performance problems and
                                          recommends the most appropriate
                                          corrective actions. This product
                                          currently supports BEA's WebLogic,
                                          IBM's WebSphere, Oracle 9iAS and
                                          Macromedia's JRun J2EE application
                                          servers.

        Precise/Indepth FOR TRANSACTIONS  Precise/Indepth for Transactions
                                          allows IT organizations to continually
                                          measure the business performance of a
                                          website by measuring key performance
                                          indicators and comparing those
                                          measurements against service level
                                          objectives to ensure the quality of
                                          experience for website visitors.
                                          Precise/Indepth for Transactions helps
                                          to ensure the service provided to
                                          website visitors is high-quality and
                                          the critical business opportunities
                                          supported via the website do not get
                                          disrupted. It measures the real
                                          end-user web experience from a
                                          performance perspective, providing
                                          detailed visibility into the
                                          performance of the web site and the
                                          pages representing business
                                          transactions. With Precise/Indepth for
                                          Transactions IT organizations can:
                                          measure the performance of specific
                                          pages; understand which pages users
                                          abandon; track web performance by
                                          unique IP address; compare response
                                          time to service level expectations;
                                          and aggregate visitors by geographical
                                          region.

                      Precise/Interpoint  Precise/Interpoint works as an add-on
                                          product to Precise/Indepth for Oracle,
                                          Precise/Indepth for DB2 UDB and
                                          Precise/Indepth for SQL Server to
                                          optimize ERP application performance.
                                          By tracing a query from the ERP
                                          application back to the initiating
                                          user, form and t-codes,
                                          Precise/Interpoint provides
                                          information to the ERP manager
                                          concerned with detecting and
                                          correcting performance issues. The ERP
                                          manager can then implement changes
                                          suggested by Precise/Indepth for
                                          Oracle, Precise/Indepth for DB2 UDB
                                          and Precise/Indepth for SQL Server or
                                          other changes to the ERP application
                                          to improve performance. This product
                                          supports Oracle Applications,
                                          Peoplesoft and SAP R/3 ERP
                                          environments.

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

                      Precise/Lightpoint  Precise/Lightpoint correlates
                                          application, operating system,
                                          database and HDS Lightning 99xx and
                                          Thunder 92xx storage array performance
                                          metrics for monitoring and tuning.
                                          Works as an add-on product to
                                          Precise/Indepth for Oracle.

                      Precise/Sharkpoint  Precise/Sharkpoint correlates
                                          application, operating system,
                                          database and IBM Enterprise Storage
                                          Server performance metrics for
                                          monitoring and tuning. Works as an
                                          add-on product to Precise/Indepth for
                                          Oracle.

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

                    Precise/SiteStor SRM  Precise/SiteStor SRM discovers and
                                          analyzes storage resources on an
                                          interval basis to monitor adherence to
                                          corporate storage usage policy. It
                                          provides a consolidated view of
                                          enterprise storage for use in the
                                          following functions: Server/Storage
                                          Consolidation, SAN/NAS/DAS Planning,
                                          Storage Consumption Analysis,
                                          Chargeback, and Data Migration and
                                          Availability.

                    Precise/QuotaAdvisor  Precise/QuotaAdvisor gives the ability to set and enforce disk quotas by
                                          users, groups, disk, shares,
                                          directories and files for Windows
                                          NT/2000 servers, according to
                                          corporate storage policy.

INFORM:

            Precise/Inform FOR FORESIGHT  Precise/Inform for Foresight is a
                                          web-based performance portal that
                                          brings Precise's performance data to
                                          the IT and business staff that can
                                          leverage it. Built-in expert analysis
                                          and display techniques provide the IT
                                          team with a common language across
                                          diverse technology domains and the
                                          visibility needed to clearly
                                          communicate the top issues that need
                                          to be addressed.

               Precise/Inform FOR ALERTS  Precise/Inform for Alerts monitors performance metrics, triggering alerts
                                          and/or tuning activity when
                                          user-defined performance thresholds or
                                          baselines are exceeded. Once an alert
                                          is triggered, the user can use other
                                          Precise products to locate and fix the
                                          specific problem. This product is
                                          compatible with many leading
                                          monitoring products provided by other
                                          software vendors.

                        Precise/Luminate  Precise/Luminate delivers service
                                          level reporting and analysis of SAP
                                          performance and availability in a way
                                          that is easy to navigate and
                                          understand. Precise/Luminate utilizes
                                          service level information to provide
                                          moving averages, comparisons to
                                          targets, and analysis by user
                                          organization, location, and
                                          application module on a continuous
                                          basis. The combination of product and
                                          services converts raw data to
                                          meaningful information through
                                          sophisticated collection and analysis.
                                          That empowers everyone-from CIOs to
                                          technical staff-to identify the
                                          actions and resources necessary to
                                          manage and improve SAP service-levels.


     We plan to continue to introduce performance management solutions targeted at specific market and business segments to answer the call for business-focused solutions.

SALES AND MARKETING

     We sell our software through direct sales, indirect channels, resellers and strategic relationships. To date, we have licensed our software to over 6,000 customers worldwide. Our North American sales organization is headquartered in Westwood, Massachusetts, with additional sales offices in the U.S. metropolitan areas of Atlanta, Chicago, Dallas, Denver, Detroit, New York, and Reston, Virginia, and in Toronto, Canada. Our international sales organization is based in metropolitan Tel Aviv, Israel, and we have additional sales offices in France, Germany, Holland, the United Kingdom, Australia, China and Japan.

     DIRECT SALES. A sales team is comprised of a sales manager, in-house account manager and systems engineer. The sales team for each customer is responsible for qualifying leads, understanding the customer's problem, providing the appropriate product information, and building and maintaining relationships with personnel who have purchasing responsibility in the customer's organization. Strategically, we use our direct sales force to generate repeat sales from our installed customer base, negotiate license terms, sell products and professional services engagements, and introduce and gain immediate feedback on our new products. Our sales cycle varies substantially from customer to customer. When a prospect or an existing customer evaluates one or more of our products for multiple departments or servers, the sales cycle may range from one to six months.

     INDIRECT SALES. Our Premier Partner Program is designed to attract vendors that can establish new channels for our products in North and South America. These vendors include application software vendors, system integrators, and value-added resellers who market our products in Argentina, Brazil, Canada, Chile, Colombia, Costa Rica, Mexico, Peru, Puerto Rico, the United States and Venezuela. The valued-added products and services of these vendors combine with our products serve to deliver a more complete solution to our customers. Outside of North and South America, we sell our products through vendors that report to our metropolitan Tel Aviv office. These vendors market our products in Australia, Austria, China, Czech Republic, Denmark, France, Greece, Holland, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Malaysia, New Zealand, Norway, Poland, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey and the United Kingdom.

     MARKETING ACTIVITIES. We undertake various marketing activities to generate leads for our sales efforts and to enhance market awareness of our software and services. Our marketing activities include company-sponsored seminars, and print and electronic advertisements. We also seek to increase market awareness of our software and services by working with industry analysts, user groups, and the trade press to communicate our successful product implementations. We also engage in targeted marketing through direct-mail and e-blasts, and participation in trade shows and speaking engagements. Our software trial program, which generally runs for a seven day period and covers most of our products, allows us to demonstrate our technology to potential customers.

STRATEGIC RELATIONSHIPS

     EMC CORPORATION. EMC Corporation began selling our products in the fourth quarter of 1999. EMC markets an exclusive bundled version of Precise/Indepth for Oracle, Precise/Indepth for DB2 UDB and Precise/Presto for EMC software, called Database (DB) Tuner, to its customers for use solely with EMC's storage products, as well as a non-exclusive stand alone version of Precise/Indepth for Oracle and Precise/Indepth for DB2 UDB called Open Database (DB) Tuner. We also provide EMC and EMC end customers with professional services. Under the terms of our agreement with EMC, they pay us a fee on the sales of these products to end users subject to the protection of a minimum price per product. The term of our agreement is five years and can be extended for one-year periods but may be earlier terminated in the event of a breach by either party. Our relationship with EMC affords us opportunities to sell our products into the EMC operating environment. Due to the growth in our direct sales channel, the relative contribution from EMC has declined significantly over time. License revenue from EMC was $6.4 million, $10.1 million and $7.6 million for the years end December 31, 2000, 2001 and 2002, respectively. Over this period, EMC license revenue as a percentage of our total revenue declined from 22% in 2000, to 16% in 2001 to 8% in 2002. Total revenue from EMC in 2002 represented 10% of our total revenues.

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

     OTHER. We also have strategic original equipment manufacturer or "OEM" relationships with Microsoft Corporation and Intel to sell bundled versions of our products and have strategic reselling relationships with Hewlett-Packard Company and SAP America.

PROFESSIONAL SERVICES

     We also provide professional services that deliver the technological expertise our customers need to optimize the performance of their IT infrastructures. Our complete suite of professional services offerings includes remote management, performance audit and accelerator engagements, implementation services, training courses and consulting.

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

     We provide customer support for North and South America through our offices in Westwood, Massachusetts and Reston, Virginia. We also provide local support in the United Kingdom, Holland, Germany and France. We provide customer support in the rest of the world through our office in Israel and our network of international resellers. Our support agreements are generally 12 months in duration and are renewable at the customer's option.

RESEARCH AND DEVELOPMENT

     Our research and development organization, based in metropolitan Tel Aviv, Israel, Reston, Virginia, and Denver, Colorado, is responsible for developing new software products, enhancing core technologies, conducting product testing and quality assurance, and ensuring the compatibility of our products with hardware and software platforms. Our research and development staff is focused on delivering products that will support our product development strategy and solutions. The engineers are market oriented and maintain a close relationship with our sales personnel as well as our customers to better understand their needs.

COMPETITION

     The market for performance management software is rapidly evolving and intensely competitive. The market is characterized by rapid technological change, evolving industry standards and changing customer requirements. We expect competition to increase in the future. Our primary competitors are BMC Software, Quest Software, Mercury Interactive, Oracle and Wily Technology

     Many of our competitors and potential competitors have greater name recognition, a larger installed customer base and significantly greater financial, technical, marketing and other resources and experience than we do. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. In addition, because there are relatively low barriers to entry in the software market, we may encounter additional competition as other established and emerging companies enter our field and introduce new products and technologies.

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

     Many of our existing and potential customers evaluate on an on-going basis whether to develop their own software or purchase it from outside suppliers. As a result, we must, on an on-going basis, educate existing and potential customers on the advantages of our software over internally developed software as well as our competitors' products.

     Our existing and potential customers have a pre-set budget for which we compete along with our competitors. We currently compete primarily on the basis of the following factors: breadth of functionality; product effectiveness; scalability; ease of installation and use; and price.

     We believe that we currently compete favorably with respect to each of these factors. However, the market for our products is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete are dependent on our ability to develop, maintain and protect the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. We have two issued patents and have filed seven patent applications covering portions of our products. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright law. We license our software to end-users under signed license agreements and under electronic (shrink-wrap) agreements that restrict the customer's use to its own operations and prohibit disclosure to third parties. The enforceability of shrink-wrap licenses is unproven in certain jurisdictions. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and assignment of invention agreements with us and by restricting access to our source code.

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

     Precise/InsightR, Precise/SavvyR, Precise/IndepthR, Precise/CrosspointTM, Precise/LightpointTM, Precise/SharkpointTM, Precise/InterpointR,
Precise/SavantTM, Precise/InformTM, Precise/ForesightR, SmarTuneR, Precise i3R , Precise/Storage CentralTM, Precise/SitestorTM, Precise/QuotaAdvisorTM and the Precise Software Solutions logo are trademarks or service marks of Precise Software Solutions Ltd. or our subsidiaries. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies that are the property of their respective owners.

EMPLOYEES

     At December 31, 2002, we had a total of 462 employees. Our employees in France are subject to a statutory collective bargaining agreement. None of our other employees is subject to a collective bargaining agreement. We believe that our relations with our employees are good.

     Certain provisions of the collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Association of Israel) apply to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Labor and Welfare. These provisions principally concern the length of the work day and the work week, minimum wages for workers, contributions to pension funds, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, these provisions provide that the wages of most of our employees are automatically adjusted based on changes in the Israeli Consumer Price Index. The amount and frequency of these adjustments are modified from time to time. See Note 3 to the consolidated financial statements for a discussion of the liability related to severance for our Israeli employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     For further information concerning the geographic distribution of our revenues and assets, please refer to Note 14 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K.


ITEM 2. PROPERTIES

     Our U.S. headquarters, located in Westwood, Massachusetts, are under a lease, which expires in July 2004. Our offices located in Reston, Virginia are under a lease, which expires in July 2009. Our international offices, located in metropolitan Tel Aviv, Israel are under a lease, which expires in December 2004. In addition, we have also entered into leasing arrangements for space in Australia, France, Germany, Holland, Canada, Japan, China and the United Kingdom. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space should be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Precise's ordinary shares are listed and traded on The Nasdaq National Market under the symbol "PRSE." As of February 28, 2003, there were approximately 96 holders of record of Precise's ordinary shares. The following table sets forth, for the periods indicated, the range of high and low sales prices for Precise's ordinary shares since its initial public offering, all as reported by The Nasdaq National Market.

                     2001                     HIGH            LOW
          First Quarter..............       $ 31.63         $ 12.88
          Second Quarter.............       $ 30.70         $ 11.13
          Third Quarter..............       $ 30.10         $  9.55
          Fourth Quarter.............       $ 23.88         $  9.92

                     2002                     HIGH            LOW
          First Quarter..............       $ 27.98         $ 16.55
          Second Quarter.............       $ 24.55         $  6.45
          Third Quarter..............       $ 15.20         $  7.70
          Fourth Quarter.............       $ 16.84         $  8.45

     Precise has not paid any cash dividends on its ordinary shares and currently intends to retain any future earnings for use in its business. Precise does not anticipate that any cash dividends will be declared or paid on the ordinary shares in the foreseeable future.

     During the fiscal year ended December 31, 2002, Precise issued the following securities that were not registered under the Securities Act of 1933, as amended:

     o In September 2001, Precise acquired W. Quinn Associates, Inc. In connection with this acquisition, Precise issued in October 2002 an aggregate of 675,614 ordinary shares to the former shareholders of W. Quinn as additional consideration for all of the outstanding capital stock of W. Quinn. This consideration was based on the performance of
          W. Quinn from the acquisition to the first anniversary of the date of acquisition.

     o In June 2002, Precise acquired The Middleware Company. In connection with this acquisition, Precise issued in December 2002 an aggregate of 126,353 ordinary shares to the former shareholders of Middleware as partial consideration for all of the outstanding capital stock of Middleware. These shares were registered for resale in February 2003.

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

     The selected consolidated statement of operations data set forth below for the years ended December 31, 2000, 2001 and 2002, and the selected consolidated balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements that are included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the selected consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from audited consolidated financial statements that are not included in this Report. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

                                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                              1998        1999        2000        2001        2002
                                                            --------    --------    --------    --------    --------
                                                                     (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses .....................................   $  5,331    $  9,770    $ 22,968    $ 43,903    $ 52,672
  Services ..............................................        858       1,844       4,580      11,694      23,328
                                                            --------    --------    --------    --------    --------
        Total revenues ..................................      6,189      11,614      27,548      55,597      76,000
Cost of revenues:
  Software licenses .....................................        522         741         742         362         628
  Services, net .........................................        198         906       1,693       3,143       6,395
                                                            --------    --------    --------    --------    --------
        Total cost of revenues ..........................        720       1,647       2,435       3,505       7,023
                                                            --------    --------    --------    --------    --------
Gross profit ............................................      5,469       9,967      25,113      52,092      68,977
                                                            --------    --------    --------    --------    --------
Operating expenses:
  Research and development, net .........................      2,214       2,891       4,987      10,924      12,793
  Sales and marketing, net ..............................      5,739       7,913      20,749      34,675      43,611
  General and administrative, net .......................      1,272       1,598       3,923       7,046       8,668
  Amortization of deferred stock compensation, goodwill
  and intangible assets .................................        300         234       6,250       4,970       3,994
  In-process research and development write-off .........       --          --         2,200          86        --
  Veritas acquisition related expenses ..................       --          --          --          --           131
                                                            --------    --------    --------    --------    --------
        Total operating expenses ........................      9,525      12,636      38,109      57,701      69,197
                                                            --------    --------    --------    --------    --------
Operating loss ..........................................     (4,056)     (2,669)    (12,996)     (5,609)       (220)
Financial income and other, net .........................         34          71       3,091       6,565       4,021
                                                            --------    --------    --------    --------    --------
Income (loss) before income taxes .......................     (4,022)     (2,598)     (9,905)        956       3,801
Income taxes ............................................       --          --          --            33         210
                                                            --------    --------    --------    --------    --------
Net income (loss) .......................................   $ (4,022)   $ (2,598)   $ (9,905)   $    923    $  3,591
                                                            ========    ========    ========    ========    ========
Net earnings (loss) per share:
Basic and diluted net earnings (loss) per share .........   $  (1.31)   $  (0.79)   $  (0.77)   $   0.03    $   0.12
                                                            ========    ========    ========    ========    ========
Weighted average number of shares used in computing basic
  net earnings (loss) per share .........................      3,077       3,299      12,901      26,745      28,843
                                                            ========    ========    ========    ========    ========
Weighted average number of shares used in computing
  diluted net earnings (loss) per share .................      3,077       3,299      12,901      29,971      31,210
                                                            ========    ========    ========    ========    ========

                                                                                   DECEMBER 31,
                                                            --------------------------------------------------------
                                                              1998        1999        2000        2001        2002
                                                            --------    --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:                                                 (in thousands)
Cash, cash equivalents and marketable securities..........  $    844    $  6,693    $149,410    $135,831    $140,195
Working capital ..........................................       242       7,709     120,147      74,904      86,521
Total assets..............................................     4,333      12,986     178,681     203,183     227,018
Shareholders' equity .....................................       742       8,293     166,876     185,659     205,444

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PRECISE MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THE FACTORS DESCRIBED BELOW UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS." ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE PROJECTED, ANTICIPATED OR INDICATED IN ANY FORWARD-LOOKING STATEMENTS. IN THIS ITEM 7, THE WORDS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND," "FUTURE," "COULD," AND SIMILAR WORDS OR EXPRESSIONS (AS WELL AS OTHER WORDS OR EXPRESSIONS REFERENCING FUTURE EVENTS, CONDITIONS OR CIRCUMSTANCES) IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

     Precise is a provider of software that assists organizations in monitoring and optimizing the performance of their complex Information Technology infrastructure. We were incorporated in 1990. Initially, we focused on developing and marketing performance management software for mainframe computer systems. In 1995, we shifted our focus to Application Performance Management software for Oracle database environments. In 1996, we released the initial version of Precise/Indepth for Oracle for database monitoring. Since 1998, we have released or acquired new products and continually updated our product suite making the following products generally available:

    RELEASE   PRODUCT
    -------   -------

     1998     Precise/Inform for Alerts, Precise/Presto for EMC,
              Precise/Interpoint

     2000     Precise/Insight, Precise/Savant

     2001 Precise/Inform for Foresight, Precise/Indepth for J2EE, Precise/Savvy, Precise/Indepth for DB2 UDB, Precise/Crosspoint, Precise/StorageCentral SRM, Precise/QuotaAdvisor, Precise i3 Suite

     2002 Precise/SiteStor SRM, Precise/Luminate, Precise/Indepth for Transactions, Precise/Lightpoint, Precise/Indepth for SQL Server, Precise/Sharkpoint

     Our consolidated financial statements, which are included elsewhere in this report, are prepared in accordance with U.S. generally accepted accounting principles. The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct the majority of our business. We have operations in the U.S., the U.K., Israel, Holland, Australia, Germany, France, China and Japan where business is usually conducted using the local currencies. We do not engage in any currency or exchange rate hedging activities to mitigate our exposure to these fluctuations. We may, however, engage in these types of transactions in the future.

     CRITICAL ACCOUNTING POLICIES

     IN DECEMBER 2001, THE SEC REQUESTED THAT ALL REGISTRANTS DISCUSS THEIR "CRITICAL ACCOUNTING POLICIES." A CRITICAL ACCOUNTING POLICY IS A POLICY THAT IS BOTH IMPORTANT TO THE PORTRAYAL OF OUR FINANCIAL CONDITION AND RESULTS AND REQUIRES SUBJECTIVE OR COMPLEX JUDGMENTS, OFTEN AS A RESULT OF THE NEED TO MAKE ESTIMATES ABOUT THE EFFECT OF MATTERS THAT ARE INHERENTLY UNCERTAIN. WHILE OUR SIGNIFICANT ACCOUNTING POLICIES ARE DISCUSSED IN NOTE 3 TO OUR CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, WE BELIEVE THE FOLLOWING ACCOUNTING POLICIES TO BE CRITICAL:

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

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Revenues from software arrangements are recognized when:

     o    persuasive evidence of an agreement exists;

     o    the product has been delivered;

     o    all license payments are due within one year;

     o    the license fee is fixed or determinable; and

     o    collection of the fee is probable

     o    no significant obligations exist.

     Where software arrangements involve multiple elements, revenue is allocated to each element based on vendor specific objective evidence, or VSOE, in accordance with the "residual method" prescribed by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Our VSOE used to allocate the sales price to training and maintenance is based on the price charged when these elements are sold separately. License revenues are recorded based on the residual method. Under the residual method, revenue is recognized for the delivered elements when (1) there is VSOE of the fair values of all the undelivered elements and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method of accounting any discount in the arrangement is allocated to the delivered elements. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any subsequent reporting period could be adversely affected.

     Maintenance-related service revenues are recognized ratably over the term of the maintenance agreement, which is typically one year. Consulting and training revenues are recognized as the services are rendered.

     Generally, revenues from our OEMs are recognized when we receive reports of fees due upon the sublicensing of our products by the OEMs.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a review of significant outstanding balances, as well as our historical collection experience and current economic trends. If our historical experience does not reflect our future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be adversely affected.

     GOODWILL AND OTHER INTANGIBLE ASSETS. As discussed in Note 3 to our consolidated financial statements, we adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets," for acquisitions on or after July 1, 2001, and have not amortized the associated goodwill for 2001 or 2002. We adopted the pronouncement related to acquisitions that occurred prior to June 2001 at January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At December 31, 2002, we had $44.6 million in goodwill.

     In testing for a potential impairment of goodwill, SFAS 142 requires us to:
(1) allocate goodwill to the various businesses to which the acquired goodwill relates; and (2) estimate the fair value of those businesses to which goodwill relates. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the businesses with recognized goodwill for the purposes of our 2002 financial statements, we made estimates and judgments about the future cash flows of these businesses. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. We also considered our market capitalization.

     Based on our best estimates, we have concluded that there is no impairment of our goodwill. However, changes in these estimates, including our market capitalization, could cause one or more of the businesses to be valued differently and may result in an impairment.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     MARKETABLE SECURITIES. We account for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluate such designations as of each balance sheet date. At December 31, 2002, all securities were designated as available-for-sale. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                 Years Ended December 31,
                                                                -------------------------
PERCENT OF TOTAL REVENUES:                                        2000      2001    2002
                                                                  ----      ----    ----
Revenues:
   Software licenses........................................         83%      79%     69%
   Services ................................................         17       21      31
                                                                -------------------------
      Total revenues .......................................        100      100     100
Cost of revenues:
   Software licenses .......................................          3        1       1
   Services, net ...........................................          6        5       8
                                                                -------------------------
      Total cost of revenues ...............................          9        6       9
                                                                -------------------------
Gross profit ...............................................         91       94      91
Operating expenses:
   Research and development, net ...........................         18       20      17
   Sales and marketing, net ................................         75       62      57
   General and administrative, net .........................         14       13      11
   Amortization of deferred stock compensation..............         22        3       1
   Amortization of goodwill, intangible assets and IPR&D....          9        6       5
   Veritas acquisition related expenses.....................         --       --      --
                                                                -------------------------
      Total operating expenses .............................        138      104      91
                                                                -------------------------
Operating loss .............................................        (47)     (10)     --
Financial income and other, net ............................         11       12       5
                                                                -------------------------
Income (loss) before income taxes ..........................        (36)       2       5
Income taxes ...............................................         --       --      --
                                                                -------------------------
Net income (loss) ..........................................        (36)%      2%      5%
                                                                =========================

     YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

     REVENUES

     We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $27.5 million, $55.6 million, and $76.0 million in 2000, 2001, and 2002, respectively, representing an increase of $28.1 million, or 102%, from 2000 to 2001, and an increase of $20.4 million, or 37%, from 2001 to 2002. One customer accounted for 23%, 18% and 10% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively. In addition, one other customer accounted for 13% of total revenues for the year ended December 31, 2001 and less than 10% for the years ended December 31, 2000 and 2002.

     Revenues from sales of software licenses were $23.0 million, $43.9 million, and $52.7 million in 2000, 2001, and 2002, respectively, representing an increase of $20.9 million, or 91%, from 2000 to 2001, and an increase of $8.8 million, or 20%, from 2001 to 2002. The increase in software license revenue from 2000 to 2001 is due to increased volume of license sales due to the expansion of our direct and indirect sales channels, the continued strength of our OEM relationships, and the acquisition and introduction of new products to the market. The increase in software license revenue from 2001 to 2002 is due to the expansion of our direct sales channel, including the addition of storage resource management products in September 2001, partially offset by a decline in our OEM revenue.

     Revenues from services were $4.6 million, $11.7 million, and $23.3 million in 2000, 2001, and 2002 respectively, representing an increase of $7.1 million, or 155%, from 2000 to 2001, and an increase of $11.6 million, or 99%, from 2001 to 2002. The increase in service revenue from 2000 to 2001 and from 2001 to 2002 is attributable to additional maintenance agreements from new sales of software licenses, renewals of annual maintenance agreements with existing customers and additional professional services revenue, including, revenue resulting from the operations of The Middleware Company, which was acquired in June 2002.

     COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues were $2.4 million, $3.5 million, and $7.0 million in 2000, 2001, and 2002, respectively, representing an increase of $1.1 million, or 44%, from 2000 to 2001, and an increase of $3.5 million, or 100%, from 2001 to 2002. Cost of revenues as a percentage of total revenues were 9%, 6%, and 9% in 2000, 2001, and 2002, respectively. The decline in cost of revenues from 2000 to 2001 is explained in the following two paragraphs. The increase in cost of revenues from 2001 to 2002 is due to a change in revenue mix, as our services business, which delivers lower gross margins than software licenses, grew at a faster rate than license revenues.

     Cost of software license revenues consists primarily of royalties to the government of Israel as consideration for royalty-bearing marketing and research and development grants received in previous years and, to a lesser extent, production costs and third party royalties. Cost of software license revenues was $0.7 million, $0.4 million, and $0.6 million in 2000, 2001, and 2002, respectively. The decrease in cost of software licenses from 2000 to 2001 is due to a decrease in the royalty expense owed to the Chief Scientist of the Israeli Ministry of Industry and Trade. This royalty has been fully accrued at December 31, 2001. Cost of software license revenues as a percentage of total software license revenues were 3%, 1%, and 1% in 2000, 2001, and 2002, respectively.

     Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues were $1.7 million, $3.1 million, and $6.4 million in 2000, 2001, and 2002, respectively, representing an increase of $1.4 million, or 86%, from 2000 to 2001, and an increase of $3.3 million, or 103%, from 2001 to 2002. The increase from 2000 to 2001 and from 2001 to 2002 is due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues were 37%, 27%, and 27% in 2000, 2001, and 2002, respectively. The decline in the cost of service revenue from 2000 to 2001 relates primarily to improving gross margins from our professional services business due to scale and productivity initiatives.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $5.0 million, $10.9 million, and $12.8 million in 2000, 2001, and 2002, respectively, representing an increase of $5.9 million, or 119%, from

2000 to 2001, and an increase of $1.9 million, or 17%, from 2001 to 2002. The increase from 2000 to 2001 and from 2001 to 2002 was attributable to the cost associated with the development of new products to enhance our software suite, which resulted in an increase in headcount related expenses.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commission and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $20.7 million, $34.7 million, and $43.6 million in 2000, 2001, and 2002, respectively, representing an increase of $14.0 million, or 67%, from 2000 to 2001, and an increase of $8.9 million, or 26%, from 2001 to 2002. The increase from 2000 to 2001 and from 2001 to 2002 is primarily due to an increase in payroll and headcount related expenses related to the increase in the number of people comprising our direct sales force, an increase in commission expenses attributable to the increase in software license revenues, and an increase in marketing communications such as trade shows, seminars, and promotional activities. As a percentage of total revenue, sales and marketing expenses have declined from 75% in 2000, to 62% in 2001 and to 57% in 2002, representing the most significant factor in our improving overall operating margins over that period. This trend reflects improving productivity within our direct sales force as well as leveraging marketing spending as we have grown.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional services fees. General and administrative expenses were $3.9 million, $7.0 million, and $8.7 million in 2000, 2001, and 2002, respectively, representing an increase of $3.1 million, or 80%, from 2000 to 2001, and an increase of $1.7 million, or 23%, from 2001 to 2002. The increase from 2000 to 2001 and from 2001 to 2002 is primarily attributable to an increase in payroll and headcount related expenses.

     AMORTIZATION OF DEFERRED STOCK COMPENSATION

     Amortization of deferred stock compensation was $6.2 million, $1.9 million, and $0.4 million in 2000, 2001, and 2002, respectively, representing a decrease of $4.3 million from 2000 to 2001, and a decrease of $1.5 million from 2001 to 2002. The decrease from 2000 to 2001 and from 2001 to 2002 is attributable to deferred stock compensation being fully amortized and options reaching the end of the vesting period for various individuals during this period. As of December 31, 2002, the unamortized deferred stock compensation balance is $77,000, most of which will be amortized during 2003.

     AMORTIZATION OF GOODWILL AND  INTANGIBLE ASSETS

     Amortization of goodwill and intangible assets was $99,000, $3.0 million and $3.6 million in 2000, 2001, and 2002, respectively, representing an increase of $2.9 million from 2000 to 2001, and an increase of $0.6 million from 2001 to 2002. The increase from 2000 to 2001 is attributable to amortization of goodwill and intangible assets relating to the purchase of Savant Corporation ("Savant") and W. Quinn Associates, Inc. ("W. Quinn") in December of 2000 and September of 2001, respectively. The increase from 2001 to 2002 is attributable to a full year of amortization of intangible assets for W. Quinn and other technology purchases, partially offset by the discontinuance of goodwill amortization in accordance with the adoption of SFAS No.142 for acquisitions on or after July 1, 2001. For further discussion see Note 3 to our consolidated financial statements.

     IN-PROCESS RESEARCH AND DEVELOPMENT WRITE-OFF

     In-process research and development write-offs were $2.2 million, $86,000, and $0 in 2000, 2001, and 2002, respectively. The in-process research and development write-off from 2000 was related to the one time write-off of software from the Savant acquisition for which technological feasibility had not yet been established and for which no alternative future use existed for the software. The in-process research and development write-off from 2001 was related to the one time write-off of software from the W. Quinn acquisition for which technological feasibility had not yet been established and for which no alternative future use existed for the software.

     FINANCIAL INCOME AND OTHER, NET

     Financial income and other, net, was $3.1 million, $6.6 million, and $4.0 million in 2000, 2001, and 2002, respectively, representing an increase of $3.5 million from 2000 to 2001, and a decrease of $2.6 million from 2001 to 2002. The increase from 2000 to 2001 is attributable to additional interest earned on a full year of investment of proceeds from both our initial public offering and secondary public offering, which occurred in June 2000 and November 2000, respectively. The decrease from 2001 to 2002 is due to lower market interest rates earned on our investments.

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited consolidated statement of operations data for each quarter of 2001 and 2002. We believe this information has been prepared on the same basis as our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                  Three Months Ended
                               -----------------------------------------------------------------------------------------
                                  Mar 31,   June 30,   Sept 30,    Dec 31,    Mar 31,   June 30,   Sept 30,    Dec 31,
                                   2001       2001       2001       2001       2002       2002       2002       2002
                               -----------------------------------------------------------------------------------------
Revenues:
  Software licenses........       $9,446     $9,995    $11,300    $13,161    $12,402    $13,197    $12,562    $14,511
  Services.................        2,064      2,712      3,028      3,891      4,692      5,023      6,788      6,825
                               -----------------------------------------------------------------------------------------
     Total revenues........       11,510     12,707     14,328     17,052     17,094     18,220     19,350     21,336
Cost of revenues:
  Software licenses........           70         42         69        181        132        121        237        138
  Services, net............          745        702        766        931      1,065      1,334      1,963      2,033
                               -----------------------------------------------------------------------------------------
     Total cost of revenues          815        744        835      1,112      1,197      1,455      2,200      2,171
                               -----------------------------------------------------------------------------------------
Gross profit...............       10,695     11,963     13,493     15,940     15,897     16,765     17,150     19,165
Operating expenses:
  Research and development,
   net.....................        2,236      2,688      2,850      3,149      3,250      3,189      3,199      3,155
  Sales and marketing, net         7,633      8,121      8,688     10,233      9,810     10,532     10,738     12,531
  General and
   administrative, net.....        1,552      1,586      1,887      2,020      2,165      2,188      2,152      2,163
  Amortization of deferred
   stock compensation......          713        469        404        345        188         75         72         19
  Amortization of goodwill,
   intangible assets and
   IPR&D...................          638        654        833      1,001        765        887        979      1,009
  Veritas acquisition
   related expenses........           --         --         --         --         --         --         --        131
                               -----------------------------------------------------------------------------------------
     Total operating
      expenses.............       12,772     13,518     14,662     16,748     16,178     16,871     17,140     19,008
                               -----------------------------------------------------------------------------------------
Operating income (loss)....       (2,077)    (1,555)    (1,169)      (808)      (281)      (106)        10        157
Financial income and
  other, net...............        2,106      1,765      1,621      1,073      1,003      1,016      1,094        908
                               -----------------------------------------------------------------------------------------
Income before income taxes            29        210        452        265        722        910      1,104      1,065

Income taxes...............           --         --         --         33         72         80          8         50
                               -----------------------------------------------------------------------------------------
Net income.................          $29       $210       $452       $232       $650       $830     $1,096     $1,015
                               =========================================================================================

                                                                  Three Months Ended
                               -----------------------------------------------------------------------------------------
                                  Mar 31,   June 30,   Sept 30,    Dec 31,    Mar 31,   June 30,   Sept 30,    Dec 31,
                                   2001       2001       2001       2001       2002       2002       2002       2002
                               -----------------------------------------------------------------------------------------
Percent of Total Revenues:
Revenues:
   Software licenses.......         82%        79%        79%        77%        73%        72%        65%        68%
   Services................         18         21         21         23         27         28         35         32
                               -----------------------------------------------------------------------------------------
     Total revenues........        100        100        100        100        100        100        100        100
Cost of revenues:
   Software licenses.......          1         --          1          1          1          1          1          1
   Services, net...........          6          6          5          6          6          7         10          9
                               -----------------------------------------------------------------------------------------
     Total cost of revenues          7          6          6          7          7          8         11         10
                               -----------------------------------------------------------------------------------------
Gross margin...............         93         94         94         93         93         92         89         90
Operating expenses:
   Research and development, net    19         21         20         18         19         18         17         15
   Sales and marketing, net         66         64         61         60         57         58         56         58
   General and
    administrative, net....         14         12         13         12         13         12         11         10
   Amortization of deferred
    stock Compensation.....          6          4          3          2          1         --         --         --
   Amortization of goodwill,
    intangible assets and
    IPR&D..................          6          5          5          6          5          5          5          5
   Veritas acquisition
    related expenses.......         --         --         --         --         --         --         --          1
                               -----------------------------------------------------------------------------------------
     Total operating expenses      111        106        102         98         95         93         89         89
                               -----------------------------------------------------------------------------------------
Operating income (loss)....        (18)       (12)        (8)        (5)        (2)        (1)        --          1
Financial income and
      other, net ..........         18         14         11          6          6          6          6          4
                               -----------------------------------------------------------------------------------------
Income before income taxes           -          2          3          1          4          5          6          5
Income taxes...............          -          -          -          -          -          -          -          -
                               -----------------------------------------------------------------------------------------
Net income ................          0%         2%         3%         1%         4%         5%         6%         5%
                               =========================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     Since January 1, 2000, we have funded operations primarily through cash generated from our initial public offering in June 2000 and our secondary public offering in November 2000, which resulted in total net proceeds of approximately $147 million, and, to a lesser extent, borrowings from financial institutions. As of December 31, 2002, our principal source of liquidity was $140 million of cash, cash equivalents and marketable securities. As of December 31, 2002, we had $136,000 of debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $1.2 million that is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. As of December 31, 2002, our accumulated net deficit was $21.8 million.

     Net cash provided by (used in) operating activities was $(0.7) million, $6.2 million and $8.6 million in 2000, 2001, and 2002, respectively. Net cash used in operating activities in 2000 was primarily the result of net losses as well as increases in trade and other receivables, which more than offset various non-cash charges. Net cash provided by operating activities for both 2001 and 2002 was primarily the result of net income and various non-cash charges, which more than offset higher receivables.

     Net cash used in investing activities was $72.1 million, $57.2 million, and $36.2 million in 2000, 2001, and 2002, respectively. Net cash used in investing activities in 2000 consisted of $70.9 million in purchases of available-for-sale marketable securities, $2.1 million related to capital expenditures, and $3.3 million in payments relating to the acquisitions of Savant and Knight Fisk Software. In 2000 the net cash used was offset by $4.9 million in proceeds received from the sale and redemption of short-term deposits and available-for-sale marketable securities. Investing activities in 2001 consisted of $89.4 million in purchases of available-for-sale marketable securities, $3.3 million related to capital expenditures, and $20.6 million in payments relating to the acquisition of W. Quinn. The use of cash relating to capital expenditures and acquisition activity was offset by $57.5 million in proceeds received from the sale and redemption of short-term deposits and available-for-sale marketable securities. The majority of our capital investments were for computers, peripheral equipment and software. Investing activities in 2002 primarily consisted of $66.2 million in purchases of available-for-sale marketable securities, $3.3 million in payments relating to the acquisition of The Middleware Company, a $2.6 million loan to a privately held technology company, a $1.6 million purchase of other intangible assets and $1.5 million for capital expenditures. The use of cash relating to capital expenditures and acquisition activity was offset by $38.3 million in proceeds received from the redemption of available-for-sale marketable securities and the sale of trading securities.

     Net cash provided by financing activities was $148.3 million, $4.0 million, and $6.0 million in 2000, 2001, and 2002, respectively. Net cash provided in 2000 was primarily from the proceeds of our initial public offering in June 2000 and our secondary public offering in November 2000, offset slightly by the repayment of capital lease obligations. Net cash provided in 2001 and 2002 was primarily from the issuance of shares in connection with our employee stock purchase plan and the exercise of options.

     We believe that our existing cash equivalents and available-for-sale marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if we do not have available sufficient cash to finance our operations, we may be required to obtain additional debt or equity financing. We cannot be certain that we will be able to obtain, if required, additional financing on acceptable terms, or at all.

     On December 19, 2002, we entered into an Agreement and Plan of Merger with VERITAS Software Corporation and Argon Merger Sub Ltd., an indirect wholly-owned subsidiary of VERITAS, providing for the acquisition of Precise by VERITAS pursuant to a merger of Argon with and into Precise, with Precise surviving the merger as an indirect wholly-owned subsidiary of VERITAS. The consummation of the merger is subject to various conditions, including approval by the shareholders of Precise. The merger is expected to close in the second quarter of 2003.

ACQUISITIONS AND INVESTMENTS

     In October 2002, we entered into a loan agreement relating to a loan of up to $3.4 million to a privately held U.S.-based company ("borrower"), which owns technology complementary to our technology. The loan terms provide that we will receive warrants of up to 7% of the capital stock of the borrower for nominal consideration, depending on the total amount loaned to the borrower. Concurrently with entering into the loan agreement, we loaned $0.6 million to the borrower, and we loaned an additional $1.9 million in November 2002. The loan is secured by a first lien on the assets of the borrower, bears interest at 10% and is due and payable within 30 days of a demand for payment by Precise. Concurrently with funding the loan in November 2002, we executed an agreement entitling us, in our discretion and upon satisfaction with a review of the business and assets of the borrower, to acquire all of the equity interests of the borrower through a merger for a contingent payment based on the 2003 results of the borrower (up to a maximum of $44.4 million), after applying the aggregate amount loaned toward the purchase price. We have not performed the requisite business review of the borrower to determine whether we would be interested in acquiring the borrower and we are uncertain whether we will become interested in pursuing such an acquisition. We presently have no influence on the borrower's conduct of its business. We valued the warrants based on the total value of the borrower, which was considered to be immaterial.

     In June 2002, we acquired all the outstanding shares of The Middleware Company, a U.S.-based services company, for consideration of approximately $6.1 million. Middleware provides consulting, training courses and other related services. The purchase price consisted of approximately $4.0 million paid in cash. In addition, The Middleware stockholders were entitled to an additional $2.1 million payable in our ordinary shares, which equated to 126,353 shares issued in the fourth quarter of 2002. The consideration includes $150,000 in estimated transaction costs. The stockholders also have the right to receive additional contingent consideration of up to an amount of $3.5 million based on achieving earnings levels and performance targets related to the one year period subsequent to the closing.

     The acquisition was accounted for under the purchase method, and accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition.

The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

     In September 2001, we completed the acquisition of all of the capital stock of W. Quinn for approximately $34.1 million in a combination of cash and ordinary shares. We issued 774,413 ordinary shares and paid $21.6 million in cash for the acquisition, which included $1.5 million in transaction costs. In addition, the acquisition provided the W. Quinn shareholders with a right to receive additional ordinary shares based on achievement of certain post-acquisition revenue and performance targets during a twelve month period spanning five quarters, beginning in the third quarter of 2001 and ending in the third quarter of 2002 ("earn out"). The additional consideration was paid in the form of 675,614 ordinary shares issued in the fourth quarter of 2002 and, as a result, we recorded approximately $7.5 million in goodwill.

     The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price, which included direct acquisition costs, $25.5 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of net assets assumed, and an additional $6.6 million has been allocated to other intangible assets. An additional $7.5 million of goodwill was recorded in 2002 related to the payment of the earn out, resulting in $33.2 million of total goodwill relating to the W. Quinn acquisition. See note 2 of our consolidated financial statements for further details.

     In December 2000, we completed the acquisition of all of the capital stock of Savant for $16.7 million in a combination of cash and ordinary shares. The total purchase price consisted of $13.9 million payable in 512,445 ordinary shares and $2.8 million in cash. The business combination has been accounted for using the purchase method and, accordingly, the purchase price has been allocated to the fair value of the tangible assets acquired and the liabilities assumed. Of the total purchase price which included direct acquisition costs, $9.0 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of net liabilities acquired, an additional $6.1 million has been allocated to other intangible assets and a one-time charge of approximately $2.2 million on our statement of operations for acquired in-process research and development was taken in December 2000. In 2001, upon the completion of the allocation of the purchase price and the resolution of certain contingencies, the goodwill and purchase price were reduced by $1.4 million.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PRECISE'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. YOU SHOULD CONSIDER CAREFULLY EACH OF THE FOLLOWING RISKS AND ALL OF THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS WE INCORPORATE BY REFERENCE BEFORE INVESTING IN OUR ORDINARY SHARES. YOU SHOULD ALSO CONSIDER CAREFULLY THE PROXY STATEMENT/PROSPECTUS REGARDING OUR PROPOSED MERGER WITH VERITAS WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER. IF ANY OF THE FOLLOWING RISKS AND UNCERTAINTIES DEVELOP INTO ACTUAL EVENTS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

RISKS RELATED TO OUR PROPOSED MERGER WITH VERITAS

FAILURE TO COMPLETE THE PROPOSED MERGER WITH VERITAS COULD HARM OUR ORDINARY SHARE PRICE AND FUTURE BUSINESS AND OPERATIONS.

     If our proposed merger with VERITAS is not completed, we may be subject to the following risks:

     o if the merger agreement is terminated under specified circumstances, we will be required to pay VERITAS a termination fee of $16.2 million;

     o the price of our ordinary shares may decline to the extent that the current market price of our ordinary shares reflects a market assumption that the proposed merger with VERITAS will be completed;

     o costs related to the proposed merger with VERITAS, such as some legal, accounting and certain financial advisory fees, must be paid even if the merger is not completed; and

     o if the proposed merger with VERITAS is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid by VERITAS in the merger.

GENERAL UNCERTAINTY RELATED TO THE PROPOSED MERGER WITH VERITAS COULD HARM OUR BUSINESS.

     Our customers may, in response to the announcement of the proposed merger with VERITAS, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenue could materially decline or any increases in revenue could be lower than expected. Similarly, our employees may experience uncertainty about their future roles with the combined company. This may harm our ability to attract and retain key management, marketing, sales and technical personnel. Also, speculation regarding the likelihood of the closing of the merger with VERITAS could increase the volatility of the price of our ordinary shares.

THIRD PARTIES MAY TERMINATE OR ALTER EXISTING CONTRACTS OR RELATIONSHIPS WITH
US.

     We have contracts with some of our suppliers, distributors, customers, licensors and other business partners. Some of these contracts require us to obtain consent from these other parties in connection with the proposed merger with VERITAS. If these consents cannot be obtained, we may suffer a loss of potential future revenue and may lose rights that are material to our business and the business of the combined company. In addition, third parties with whom we currently have relationships may terminate or otherwise reduce the scope of their relationship with us in anticipation or as a result of the merger.

REGULATORY AGENCIES MUST APPROVE THE PROPOSED MERGER AND COULD IMPOSE CONDITIONS ON, DELAY OR REFUSE TO APPROVE THE MERGER.

     We intend to comply with the securities and antitrust laws of the United States, and any other jurisdiction in which the proposed merger is subject to review, as well as with Israeli regulatory requirements. The reviewing authorities may seek to impose conditions before giving their approval or consent to the merger, and those conditions could harm the combined company's business. In addition, a delay in obtaining the necessary regulatory approvals will delay the completion of the merger. We have not yet obtained other governmental or regulatory approvals required to complete the merger. We may be unable to obtain these approvals, or obtain them within the timeframe contemplated by the merger agreement.

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

     o changes in demand for databases with which our software operates, and related enterprise application software;

     o    acceptance of new products in the marketplace;

     o seasonality in our revenues, which have been lower historically in the first and third quarters;

     o changes in gross margins resulting from the mix of U.S. and international sales or license sales and services;

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

WE HAVE A HISTORY OF LOSSES, AND WE ANTICIPATE OUR EXPENSES WILL INCREASE IN THE FORESEEABLE FUTURE AS A RESULT OF PLANNED EXPANSION OF OUR SALES AND MARKETING CHANNELS AND RESEARCH AND DEVELOPMENT ACTIVITIES.

     We incurred net losses of approximately $4.0 million for the year ended December 31, 1998, $2.6 million for the year ended December 31, 1999, $9.9 million for the year ended December 31, 2000 and had net income of $923,000 for the year ended December 31, 2001 and $3.6 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of approximately $21.8 million. We cannot predict the extent of our future losses and profitability. We anticipate that our expenses may increase substantially in the foreseeable future as we seek to expand our distribution channels, to increase our sales and marketing activities, and to continue to develop our technology and introduce new software. These efforts may prove more costly than we currently anticipate and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. If we fail to increase our revenues at a greater rate than our expenses, we will not be able to maintain profitability.

OUR INABILITY TO DEDICATE APPROPRIATE FINANCIAL AND MANAGERIAL RESOURCES COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES AT THE SAME RATE IN THE FUTURE AS THEY HAVE IN THE PAST AND, FOR THE SAME REASON, THEY COULD DECLINE.

     Although our revenues have grown at substantial rates in recent years, we do not expect our revenues to grow as rapidly in the future, and our revenues could decline. Our total revenues have grown from $27.5 million for the year ended December 31, 2000 to $55.6 million for the year ended December 31, 2001 and to $76.0 million for the year ended December 31, 2002. As our business develops and the market for our software products matures, it is unlikely that our revenues will continue to grow at the same rapid pace. We may not be able to dedicate the significant managerial time and effort required to develop additional strategic relationships, and we may not be able to hire sufficient numbers of sales personnel to expand our sales channels and increase penetration of our existing markets. In addition, we may not have the financial liquidity required to develop and introduce, on a timely basis, new products that achieve broad market acceptance.

OUR FAILURE TO DEDICATE APPROPRIATE RESOURCES TO OUR BUSINESS COULD STRAIN OUR EXISTING SYSTEMS OR MANAGEMENT CAPABILITIES, LIMIT OUR GROWTH AND HARM OUR BUSINESS AND FINANCIAL PERFORMANCE.

     We currently have employees based in Israel, the United Kingdom, France, Holland, Germany, Australia, Canada, China, Japan and throughout the United States. We increased our employee base significantly during 2001 and 2002. Furthermore, we have recently established subsidiaries and joint ventures in Europe and Japan and expect to continue to establish additional distribution channels through third-party relationships. Our growth, coupled with rapid changes in our market, has placed, and is likely to continue to place, significant strains on our administrative, operational and financial resources and places significant demands on our internal systems, procedures and controls. In order to manage growth effectively, we must implement and improve our operational systems and controls. The failure to invest in and establish systems with sufficient capacity to handle expanded operations or failure to dedicate appropriate managerial resources could restrain our potential future growth and may harm the efficiency of our operations. If we fail to manage our growth effectively, the quality of our products and services and our operating results could be seriously harmed.

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

ACQUISITIONS MAY NOT PRODUCE THE REVENUES, EARNINGS OR BUSINESS SYNERGIES THAT WE ANTICIPATED AND MAY CAUSE OUR REVENUES TO DECLINE.

     Past or future acquisitions may not produce the revenues, earnings or business synergies that we anticipate, and acquired businesses or technologies may not perform as expected for a variety of reasons, including:

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

IF THE MARKETS FOR THE DATABASES AND RELATED APPLICATIONS SOFTWARE WE SUPPORT DO NOT CONTINUE TO EXPAND, OUR ABILITY TO GROW OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     If the market for the databases and related applications software we support declines or expands more slowly than we currently anticipate, our ability to grow our business, sell our software and achieve and maintain profitability may be impaired. Although the market for these databases and related applications has grown rapidly, this growth may not continue at the same rate, or at all.

THE SOFTWARE MARKET WE ADDRESS IS EXPECTED TO RAPIDLY EVOLVE, AND IF WE ARE NOT ABLE TO ACCURATELY PREDICT AND RESPOND TO MARKET DEVELOPMENTS OR CUSTOMER NEEDS, OUR COMPETITIVE POSITION WILL BE IMPAIRED.

     The market for the software we provide is relatively new and is expected to evolve rapidly. However, estimates of our market's expected growth are inherently uncertain and are subject to many risks and assumptions. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business plans. These customers look to our software products to monitor application performance in this environment. Rapid changes in the needs of these customers and changing technologies make it difficult for us to predict their demands. We are particularly susceptible to those changes since our software is used in a wide array of operating environments, which are constantly evolving. As a result, we may not be able to develop, on a timely basis or at all, software that meets our customers' needs or desires. In addition, various sectors of our market are served by competitors who may respond more effectively to market developments and customer needs. We cannot assure you that the market for our software will grow or that we will be able to respond to changes in the market, evolving customer needs or our competition. If the market for our software does not develop as we expect or if we fail to respond to market and competitive developments, our business prospects and competitive position will be impaired.

THE FAILURE OF OUR NEW SOFTWARE TO ACHIEVE MARKET ACCEPTANCE OR DELAYS IN OUR CURRENT OR FUTURE SOFTWARE DEVELOPMENT EFFORTS COULD ERODE OUR COMPETITIVE POSITION.

     The failure to successfully develop, enhance or modify our software, or the failure to do so on a timely basis, could limit our revenue growth and competitive position. We have expanded our product line to allow the monitoring of an organization's application performance across the IT infrastructure and continue to develop new releases of our core products that incorporate additional features. We may need to rapidly develop and introduce additional software and enhancements to our existing software to satisfy our current customers and maintain our competitive position in the marketplace. We may also need to modify our software so that it can operate with new or enhanced software introduced by other software vendors. The failure to introduce new, enhanced or modified software on a timely basis could prevent our software from achieving market acceptance. We have in the past, and may in the future, experience delays in the timing of new software introductions. To support our software development, enhancement or modification, we may find it necessary to license or acquire new technologies, which may not be available to us on acceptable terms, if at all.

OUR FAILURE TO ESTABLISH AND EFFECTIVELY MANAGE INDIRECT DISTRIBUTION CHANNELS COULD CAUSE OUR REVENUES TO DECLINE.

     Our ability to sell our software in new markets and to increase our share of existing markets will be impaired if we fail to expand significantly our indirect distribution channels. Our sales strategy involves the establishment of multiple distribution channels domestically and internationally through value-added resellers, systems integrators and original equipment manufacturers. We have entered into agreements with EMC, Amdocs and several other companies to bundle a version of our software with their products or to sell our software along with their product. Although these relationships have been successful to date, we cannot predict the extent to which these companies will continue to be successful in marketing or selling our software or the effect of our proposed merger on these relationships. These agreements could be terminated on short notice and they do not prevent any of these parties from selling the software of other companies, including our competitors. Our OEMs or resellers could give higher priority to other companies' software or to their own software than they give to ours.

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

WE ARE SUBJECT TO RISKS OF OPERATING WORLDWIDE THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

     We market and sell our software in North America, South America, Europe, Asia, South Africa and Australia and we plan to establish additional facilities in these and other parts of the world. Therefore, we are subject to risks associated with having worldwide operations. Sales to customers located outside of North America accounted for approximately 29% of our total revenues in the year ended December 31, 2000, approximately 36% of our total revenues in the year ended December 31, 2001 and approximately 34% of our total revenues in the year ended December 31, 2002. In addition, our principal research and development facility is located in Israel. The expansion of our existing operations and entry into additional worldwide markets will require significant management attention and financial resources. We are also subject to a number of risks customary for worldwide operations, including:

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

RISKS RELATED TO OUR OPERATIONS IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our largest research and development facility and the third party manufacturer of many of our products are located in Israel and a small portion of our sales is currently being made to customers in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, there has been a high level of violence between Israel and the Palestinians. Any armed conflicts or political instability in the region and, specifically, the impending war in Iraq, could negatively affect business conditions and harm our results of operations. We cannot predict the effect on the region of the increase in the degree of violence between Israel and the Palestinians. Parties with whom we have done business have declined to travel to Israel during periods of heightened unrest and tension, forcing us to make alternative arrangements when necessary. Furthermore, several countries restrict business with Israel and Israeli companies, and additional countries may restrict doing business with Israel and Israeli companies as a result of the recent increase in hostilities. These restrictive laws and policies may seriously harm our operating results, financial condition and the expansion of our business.

OUR OPERATIONS MAY BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR PERSONNEL TO PERFORM MILITARY SERVICE.

     Many of our employees in Israel are obligated to perform military reserve duty. In addition, in the event of a war, military or other conflict, including the ongoing conflict with the Palestinians and the impending war with Iraq, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Any such disruption in our operations could harm our business.

BECAUSE MOST OF OUR REVENUES ARE GENERATED IN NON-ISRAELI CURRENCIES, BUT A PORTION OF OUR EXPENSES ARE INCURRED IN NEW ISRAELI SHEKELS, INFLATION AND CURRENCY FLUCTUATIONS COULD SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

     We generate most of our revenues in U.S. dollars but a portion of the costs associated with our Israeli operations is in New Israeli Shekels, or NIS. We also pay some of our international-based sales and support staff in local currencies, such as the British pound sterling and the Euro. As a result, we are exposed to risks to the extent that the rate of inflation in Israel, in the U.K. or in Europe exceeds the rate of devaluation of the NIS, the British pound sterling or the Euro in relation to the U.S. dollar or if the timing of such devaluations lags behind inflation in Israel, in the U.K. or in Europe. In that event, the cost of our operations in Israel, the U.K. and Europe measured in terms of U.S. dollars will increase and our U.S. dollar-measured results of operations will suffer. Historically, Israel has experienced periods of high inflation. Our results of operations also could be harmed if we are unable to guard against currency fluctuations in Israel, the U.K. or other countries in which we may employ sales or support staff in the future.

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

WE INTEND TO RELY UPON TAX BENEFITS FROM THE STATE OF ISRAEL, BUT THOSE TAX BENEFITS MAY NOT BE AVAILABLE TO US AT THAT TIME.

     We are eligible for certain tax benefits for the first several years in which we generate taxable income pursuant to Israel's Law for the Encouragement of Capital Investments, 1959. Although we have not historically generated taxable income for purposes of this law, we expect to begin to use these tax benefits in either 2003 or 2004, depending on when we become profitable in Israel. Our financial condition could suffer if these tax benefits were subsequently reduced or not available to us.

     In order to receive tax benefits, we must comply with the conditions of the certificates of approval that were granted to its approved enterprise programs. If we fail to comply in whole or in part with these conditions, the tax benefits that we expect to receive could be partially or fully canceled. In that event, we could be forced to refund the amount of the benefits we have received, adjusted for inflation and interest. From time to time, the government of Israel has discussed reducing or eliminating the benefits available under the approved enterprise regime. Thus, these tax benefits may not be continued with respect to future programs at their current levels or at all.

     Additionally, in the event that we increase our activities outside of Israel due to, for example, future acquisitions or internal restructuring, those increased activities generally will not be eligible for inclusion in Israeli tax benefit programs. Accordingly, our effective corporate tax rate could increase significantly in the future as the revenues generated by the new activities will not qualify for approved enterprise treatment.

THE TRANSFER AND USE OF PORTIONS OF OUR TECHNOLOGY ARE LIMITED BECAUSE OF RESEARCH AND DEVELOPMENT GRANTS WE RECEIVED FROM THE ISRAELI GOVERNMENT.

     Our research and development efforts associated with the development of the technology embedded in Precise/Indepth for Oracle software have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. We have developed software funded partially by Chief Scientist grants that subject us to royalty payments and restrictions, which could limit or prevent our growth and profitability. The know-how developed with this funding may not be transferred outside of Israel. The products incorporating the software developed with this know-how, or any part thereof, may not be manufactured outside of Israel, without appropriate governmental approvals. These restrictions do not apply to the sale or export from Israel of our products incorporating software developed with this know-how. These restrictions extend to any derivative or related products or software containing the technologies developed with the financial assistance of the Office of the Chief Scientist. Since our Indepth for SQL Server and Indepth for DB2 UDB products may contain technologies present in Precise/Indepth for Oracle, the Office of the Chief Scientist may maintain that these products are also subject to the restrictions discussed above. If the Chief Scientist consents to the manufacture of our software outside Israel, the regulations prescribe the payment of an increased royalty rate and amount, which may range from 120% to 300% of the amount of the Chief Scientist grant, depending on the percentage of foreign manufacture.

BECAUSE THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, IT MAY NOT PROVE TO BE ACCURATE.

     This Annual Report includes forward-looking statements. We use words like "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about Precise, the market for our products and the competition, including, among other things:

     o    our ability to complete our proposed merger with VERITAS;

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

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Annual Report might not occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our capital until it is required to fund operations, including research and development activities. None of these market-risk sensitive instruments are held for trading purposes. We do not own derivative financial instruments in our investment portfolio. Our investment portfolio includes debt instruments that are United States government obligations. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Because we do not hold the securities in our investment portfolio for trading purposes, we believe we have minimal exposure to market risks associated with changes in interest rates related to our investment securities. We believe that any market change related to our investment securities is not material to our consolidated financial statements. However, given the short-term nature of these securities, a general decline in interest rates would adversely affect the interest income from our portfolio as securities mature and are replaced with securities having a lower interest rate.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following table sets forth for each director of the Company that person's age, the positions currently held by such person, the year each director's term will expire and the class of directorship:

                                                                  TERM
NAME                       AGE    POSITION                       EXPIRES   CLASS
----                       ---    --------                       -------   -----
EXTERNAL DIRECTORS:
Robert J. Dolan (2).........54    Director                        2003      N/A
Mary A. Palermo (1)(2)......45    Director                        2003      N/A

CLASS DIRECTORS:
Shimon Alon (1).............53    Chief Executive Officer         2004       I
                                    and Director
Gary L. Fuhrman (2).........41    Director                        2004       I

Michael J. Miracle...,......45    Director                        2005       II

Anton Simunovic (1).........37    Director                        2003      III
Ron Zuckerman (1)...........45    Director and Chairman of the    2003      III
                                    Board of Directors
----------
(1) Member of the compensation committee
(2) Member of the audit committee

     ROBERT J. DOLAN has been one of the Company's two external directors since July 2000. Mr. Dolan has been Dean of the University of Michigan Business School since July 2001. From 1980 to 2001, Mr. Dolan was a Professor of Business Administration at Harvard University Graduate School of Business Administration. From 1976 to 1980, Mr. Dolan was a professor at University of Chicago Graduate School of Business.

     MARY A. PALERMO has been one of the Company's two external directors since July 2000. Ms. Palermo has served as an Executive Vice President of Aspen Technology, Inc. since September 1998. From December 1995 to August 1998, she served as their Executive Vice President, Finance and Chief Financial Officer and from May 1989 to December 1995, she served as their Vice President and Chief Financial Officer. Ms. Palermo is a C.P.A.

     SHIMON ALON has served as the Company's Chief Executive Officer since September 1997 and as one of the Company's directors since December 1998. From September 1997 until December 2000, he also served as President. Mr. Alon served at Scitex Corporation, a supplier of digital imaging solutions for graphic communication image processing equipment, and its affiliates in varying executive management, sales, marketing, and customer support capacities from October 1982 to September 1996. From November 1995 to September 1996, Mr. Alon was Scitex Corporation's Senior Executive Vice President of the Graphic Art Division. From May 1995 to September 1996, Mr. Alon was Scitex America Corporation's President and Chief Executive Officer. From January 1993 to May 1995, Mr. Alon served Scitex Europe Ltd. as Managing Director.

     GARY L. FUHRMAN has been one of the Company's directors since March 2001. Mr. Fuhrman has been Chairman and CEO of GF Capital Management & Advisors, LLC, a financial advisory firm, and Chairman of GF Capital's subsidiary, TAG Associates, a wealth management firm, since January 2002. From 1984 to 2002, Mr. Fuhrman served as a Co-Director of Investment Banking and director of Arnhold and S. Bleichroeder, Inc., an international banking firm that offers asset management services, securities brokerage and advice on mergers and acquisitions and other corporate finance matters.

     MICHAEL J. MIRACLE has been one of the Company's directors since April 2002. Mr. Miracle has been a General Partner in Ridge Partners, LLC since February 2002. From February 1998 to October 2001, Mr. Miracle served as Vice President of Corporate Business Development of VERITAS Software Corporation. From February 1996 to January 1998, Mr. Miracle served as Section Manager of Hewlett-Packard, Inc., where he was responsible for HP-UX and web infrastructure development. From June 1993 to January 1996, Mr. Miracle was Director of Operating Systems Development at Novell, Inc. Mr. Miracle serves as a director of Mediconnect.net and is a member of the Board of Directors of Connected Corporation.

     ANTON SIMUNOVIC has served as one of the Company's directors since October 1999. In January 2000, Mr. Simunovic joined Divine, Inc and became Chief Investment Officer in July 2000. In April 2002, Mr. Simunovic left Divine, Inc to pursue private investment opportunities. From August 1996 to January 2000, Mr. Simunovic was Senior Vice President and Group Head of internet infrastructure and enterprise software investing for GE Equity. From June 1993 to August 1996, Mr. Simunovic was a Manager of Strategy Consulting for the Barents Group LLC. Mr. Simunovic was elected by the holders of the Company's series B preferred shares, which are no longer outstanding, under similar provisions that are no longer in effect.

     RON ZUCKERMAN is one of the Company's founders and has served as the Company's Chairman of the Board of Directors since June 1991, which was shortly after the Company's inception. Mr. Zuckerman has been a consultant at MCF Advisory Services, Ltd. since January 2003. Mr. Zuckerman is a co-founder of Sapiens International Corporation N.V. (Nasdaq:SPNS), a large-scale, business-critical information technology solutions company, and has served as its Chairman of the Board of Directors since January 1998. Mr. Zuckerman was elected as a director by the holders of the Company's series A preferred shares, which are no longer outstanding, under provisions in the Company's Articles of Association that are no longer in effect.

EXECUTIVE OFFICERS

NAME                      AGE    POSITION
----                      ---    --------

Shimon Alon..............  53    Chief Executive Officer and Director
Itzhak "Aki" Ratner......  46    President
Benjamin H. Nye..........  37    Chief Operating Officer
Marc J. Venator..........  46    Chief Financial Officer
Rami Schwartz............  45    Executive Vice President of Research and
                                   Development, General Manager
Joseph R. McCurdy........  54    Executive Vice President of Business Operations
Andrew D. Bird...........  48    Executive Vice President of Marketing


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

     BENJAMIN H. NYE has served as our Chief Operating Officer since February 2002 and from February 2000 to August 2002 served as our Vice President of Finance and Chief Financial Officer. Prior to joining Precise, Mr. Nye was a principal of Allied Capital Corporation, a publicly-traded investment fund, where he structured and oversaw private debt and equity investments in a portfolio of operating companies. From February 1993 to June 1997, Mr. Nye was a senior advisor to U.S. Treasury Secretaries Lloyd Bentsen and Robert Rubin in the U.S. Department of the Treasury.

     MARC J. VENATOR has served as our Chief Financial Officer since September 2002. Prior to joining Precise, Marc served as Chief Operating Officer and Chief Financial Officer of Saville Systems. Prior to Saville, he was Corporate Controller of System Software Associates. He previously held finance positions at Quaker Oats, Gould, Inc. and Coopers & Lybrand.

     RAMI SCHWARTZ has served as our Executive Vice President of Research and Development and General Manager of our Israeli office since July of 2001 and from September 2000 to July 2001 served as our Vice President of Research and Development. From October 1999 to September 2000, Mr. Schwartz was the Vice President of Development of Amdocs. From June 1985 to June 1999, Mr. Schwartz served with the Israeli Air Force Software Development Division, most recently as its Division Commander.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's ordinary shares (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's ordinary shares. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 31, 2002 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2002, with the following exceptions: Messrs. Alon, Ratner, Nye, Venator, Schwartz, McCurdy and Bird failed to timely file a Form 4 reporting their receipt of options granted on October 14, 2002. These Form 4's were filed on October 18, 2002.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

     The following table sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 2002 of (1) the Company's Chief Executive Officer and (2) the four other highest paid executive officers of the Company during 2002 (collectively, with the Chief Executive Officer, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION (1)            LONG-TERM COMPENSATION (2)
                                     -----------------------            --------------------------

                                                                     SECURITIES
                              FISCAL                                 UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY ($)    BONUS ($)(3)     OPTIONS      COMPENSATION ($)(4)
                               ----    ----------    ------------     -------      -------------------
Shimon Alon (5).............   2002      270,000        208,870       350,000(5)         4,000
  Chief Executive Officer      2001      270,000        191,897       565,000            8,500
  Director                     2000      272,500        196,520         ---              8,500

Itzhak "Aki" Ratner (6).....   2002      200,965        102,062       200,000           15,687
  President                    2001      182,793        100,000       290,000           29,409
                               2000      132,865        74,140          ---             24,907

Benjamin H. Nye (7).........   2002      241,678        144,263       200,000            4,000
  Chief Operating Officer      2001      200,746        99,699        200,000            8,500
                               2000      173,163        140,600       333,334            8,500

Joseph R. McCurdy (8).......   2002      200,701        68,850        50,000             4,000
  Executive Vice President,    2001      192,381        78,849        200,000            8,500
  Business Operations

Andrew Bird (9).............   2002      175,614        68,269        25,000             4,000
  Executive Vice President     2001      124,415        66,946        115,000             ---
  of Marketing
-----------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted awards of its ordinary shares or stock appreciation rights ("SARs") or make any long-term incentive plan payouts during fiscal year 2002.

(3) Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(4) Consists of contributions made by the Company on behalf of the Named Officers to the Company's 401(k) Plan or other tax deferred savings plan.

(5)  Represents options subject to shareholder approval.

(6) All Other Compensation consists of contributions made by the Company on behalf of Mr. Ratner to a tax deferred savings plan ($4,840, $8,045 and $5,978 in 2002, 2001 and 2000, respectively), contributions to an insurance policy to provide for the Company's statutory obligation under Israeli Law to provide severance pay in the event Mr. Ratner is terminated ($8,064, $13,709 and $9,961 in 2002, 2001 and 2000, respectively) and contributions to a tax deferred education fund ($2,783, $7,655 and $8,968 in 2002, 2001 and 2000, respectively).

(7) In February 2002, Mr. Nye's title was changed from Vice President and Chief Financial Officer to Chief Financial Officer and Chief Operating Officer. In September 2002, Mr. Nye's title was changed to Chief Operating Officer.

(8)  Mr. McCurdy's employment with the Company commenced in January 2001.

(9)  Mr. Bird's employment with the Company commenced in April 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth grants of options to purchase ordinary shares of the Company pursuant to the Company's Amended and Restated 1998 Share Option and Incentive Plan granted during the fiscal year ended December 31, 2002 to the Named Officers who are listed in the Summary Compensation Table above:


                      OPTION GRANTS IN LAST FISCAL YEAR (1)

                              INDIVIDUAL GRANTS (2)
                              ---------------------
                                                                                         POTENTIAL REALIZABLE
                                            PERCENT OF                                  VALUE AT ASSUMED ANNUAL
                             NUMBER OF     TOTAL OPTIONS                                 RATES OF STOCK PRICE
                            SECURITIES      GRANTED TO                                       APPRECIATION
                            UNDERLYING     EMPLOYEES IN    EXERCISE OR                    FOR OPTION TERM (4)
                              OPTIONS       FISCAL YEAR    BASE PRICE    EXPIRATION      --------------------
          NAME              GRANTED(#)        (%)(3)         ($/SH)         DATE         5%($)         10%($)
          ----              ----------        ------         ------         ----         -----         ------
Shimon Alon...........      350,000(5)         14.2           9.68        10/2012      2,131,500     5,400,500

Itzhak "Aki" Ratner...        200,000           8.1           9.68        10/2012      1,218,000     3,086,000

Benjamin H. Nye.......        200,000           8.1           9.68        10/2012      1,218,000     3,086,000

Joseph R. McCurdy.....        50,000            2.0           9.68        10/2012       304,500       771,500

Andrew Bird...........        25,000            1.0           9.68        10/2012       152,250       385,750

-------------
(1) No stock appreciation rights ("SARs") were granted by the Company in the fiscal year ended December 31, 2002.

(2) Share options were granted under the Company's Amended and Restated 1998 Share Option and Incentive Plan. All grants were made with an exercise price equal to the market price on the date of grant. All of these grants are subject to vesting over a term of four years and are subject to acceleration in certain situations.

(3) Options to purchase a total of 2,458,545 ordinary shares were granted to employees, including the Named Officers, during fiscal year 2002.

(4) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's ordinary shares on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future ordinary share price growth. Actual gains, if any, on ordinary share option exercises and ordinary share holdings are dependent on the timing of such exercise and the future performance of the Company's ordinary shares. The rates of appreciation assumed in this table may not be achieved and the amounts reflected may not be received by the individuals.

(5)  Subject to shareholder approval.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options to purchase the Company's ordinary shares granted to the Named Officers who are listed in the Summary Compensation Table above, including (1) the number of ordinary shares purchased upon exercise of options in the fiscal year ended December 31, 2002; (2) the net value realized upon such exercise; (3) the number of unexercised options outstanding at December 31, 2002; and (4) the value of such unexercised options at December 31, 2002:

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                 OPTIONS AT               IN-THE-MONEY OPTIONS
                               SHARES                        DECEMBER 31, 2002        AT DECEMBER 31, 2002 ($)(2)
                            ACQUIRED ON      VALUE       --------------------------  -----------------------------
NAME                        EXERCISE(#)  REALIZED($)(1)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
----                        -----------  --------------  -----------  -------------  -----------     -------------
Shimon Alon...............    178,236       3,113,530      781,186       899,063(3)   10,383,903        4,125,902

Itzhak "Aki" Ratner.......    292,319       3,861,009       39,375       495,625          61,917        2,121,058

Benjamin H. Nye...........    110,333       1,463,864       63,001       400,000         945,645        1,366,000

Joseph R. McCurdy.........        --              --        37,500       212,500          84,750          595,750

Andrew Bird...............        --              --        25,000       115,000             --           170,750
----------------

(1) Amounts disclosed in this column do not reflect amounts actually received by the Named Officers but are calculated based on the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of its options. The Named Officers will receive cash only if and when they sell the ordinary shares issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of the Company's ordinary shares at the time of such sale.

(2) Value is based on the difference between the option exercise price and the fair market value at December 31, 2002 (based upon a last reported sale price of $16.51 per share as quoted on the Nasdaq National Market on December 31, 2002) multiplied by the number of shares underlying the option.

(3)  Includes 350,000 options subject to shareholder approval.

EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has entered into the following employment agreements with the Named Officers:

     Mr. Alon entered into an employment agreement dated November 23, 1998. The initial term of the employment agreement was through September 8, 2000. Mr. Alon agreed to extend the term for an additional 24 months and may, upon mutual agreement, extend the term of the Agreement for subsequent 24-month periods. Under the terms of the employment agreement, Mr. Alon is compensated for serving as an employee of the Company's U.S. subsidiary and also serves as an officer and director of the Company for no additional consideration. Mr. Alon, the Company, and the U.S. subsidiary entered into a separate employment agreement concerning the performance by Mr. Alon of duties for the Company, and the Company has agreed to reimburse the U.S. subsidiary for the performance by Mr. Alon of services for the Company. Mr. Alon's compensation is set by the Board of Directors, but may not be less than $250,000 per year. His salary was set at $270,000 per year for 2001, $270,000 for 2002 and $320,000 for 2003. The employment agreement also provides that Mr. Alon will be eligible to receive an annual bonus of $120,000 per year or more, based upon target revenues or earnings established by the Board of Directors. He received a bonus of $191,897 for 2001 and has a target bonus of 200,000 for 2002. Under the terms of the employment agreement, if Mr. Alon's employment is terminated without cause, he is entitled to twelve months' advance notice or a severance payment equal to twelve months' salary and medical and health insurance benefits for the same period. Mr. Alon is also entitled to the use of a car. Mr. Alon has agreed that, if he voluntarily terminates his employment, he will not engage in any business or employment that competes with the Company. In the event that Mr. Alon's employment is terminated within the first twelve months after the acquisition of the Company, he will be entitled to a payment equal to twelve months' salary and benefits for the same period.

     Mr. Ratner entered into employment agreements dated August 1, 2002 with us and our U.S. subsidiary which superseded his prior employment agreement dated May 1, 1997. The employment agreements provide that Mr. Ratner will perform such functions as are requested by the Chairman of the Board of Directors or CEO of the Company. Mr. Ratner's aggregate salary under the employment agreements is $20,750 per month. Mr. Ratner is also entitled to the use of a car provided by the Company. Mr. Ratner has agreed with the Company not to engage in any business or employment competitive with the Company during the term of his employment and for one year thereafter. In the event of the termination of Mr. Ratner's employment by the Company other than for cause, Mr. Ratner will be entitled to receive the continuation of his salary, bonus and health insurance benefit for nine months. In the event of an acquisition of the Company, 50% of any option shares which remain unvested will become vested immediately prior to such acquisition. In addition, if Mr. Ratner is terminated without cause or constructively terminated within one year of such an acquisition, the remainder of the unvested portion of the option would become vested. As one of the Company's Israel based employees, the Company makes contributions to an insurance policy which would provide Mr. Ratner severance in the event his employment with the Company ends. If Mr. Ratner's terminates his employment voluntarily, Mr. Ratner is entitled to the proceeds of the insurance policy. If Mr. Ratner's employment is terminated by the Company, the Company is obligated by law to provide severance in the amount of one month's salary for each year he has been employed by the Company, regardless of whether the proceeds from the insurance policy are sufficient to cover this amount.

     Mr. Nye entered into an employment agreement dated February 28, 2002 which superseded his prior employment agreement dated February 9, 2000. Under the terms of the employment agreement, Mr. Nye serves as the Chief Operating Officer of the Company, reporting to the Company's CEO. Mr. Nye's compensation was set initially at $20,750 per month. In addition, the employment agreement provides that Mr. Nye will be eligible for a bonus of $148,000 per year based upon the achievement of goals established by the Company's Board of Directors. In the event of the termination of Mr. Nye's employment by the Company other than for cause, Mr. Nye will be entitled to receive the continuation of his salary, bonus and health insurance benefit for twelve months, and his options will continue to vest during that period. In the event of an acquisition of the Company, 50% of any option shares which remain unvested will become vested immediately prior to such acquisition. In addition, if Mr. Nye is terminated without cause or constructively terminated within one year of such an acquisition, the remainder of the unvested portion of the option would become vested.

     In addition, each of Messrs. Alon, Ratner and Nye and certain of our other executive officers have entered into employment agreements that will only be effective upon the closing of our proposed merger with VERITAS. The terms of these agreements will be described in the proxy statement/prospectus relating to the merger when it becomes available.

COMPENSATION AND AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Currently, Messrs. Alon, Simunovic and Zuckerman and Ms. Palermo serve as members of the Compensation Committee of the Board of Directors. Under the Israeli Companies Law - 1999, the compensation of all executive officers of public companies must be approved by the Audit Committee. Currently, Messrs. Dolan and Fuhrman and Ms. Palermo serve as members of the Audit Committee. The Compensation Committee recommends to the full Board of Directors the salary and other compensation for the Company's executive officers, including Mr. Alon. Mr. Alon did not participate in the Compensation Committee's deliberations concerning his compensation. The suggested compensation is then subject to the approval of the Board and the Audit Committee. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors, Audit Committee or Compensation Committee.

COMPENSATION OF DIRECTORS

     Under the Companies Law, all compensation to the Company's directors must be approved by the Company's shareholders. During the year ended December 31, 2002, directors who were not employees of the

Company received no cash compensation for their services as directors, except for reimbursement of expenses incurred in connection with attending meetings. All of these directors are eligible to receive options under the Company's Amended and Restated 1998 Share Option and Incentive Plan. In April 2002, Mr. Miracle was granted an option to purchase 40,000 ordinary shares at an exercise price of $13.24 per share. In December 2002, the Company's Board of Directors approved the acceleration of the vesting of stock options held by non-employee members of the Board of Directors upon the closing of our proposed merger with VERITAS, subject to approval by our shareholders.

     The Company has purchased directors' and officers' liability insurance covering all of the Company's directors and officers. The aggregate premium for this insurance policy in 2002 was approximately $288,000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2002.

                                                                                     NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                              REMAINING AVAILABLE FOR
                                      TO BE ISSUED          WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                    UPON EXERCISE OF        EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
        PLAN CATEGORY            WARRANTS AND RIGHTS (1)   WARRANTS AND RIGHTS   REFLECTED IN FIRST COLUMN)(1)
-------------------------------  -----------------------  --------------------   -----------------------------
Equity compensation plans
approved by security holders...        7,887,267                 $ 11.62                    637,855

Equity compensation plans not
approved by security holders...           16,882(2)              $ 21.85                        --

Total..........................        7,904,149                                            637,855
                                       =========                                            =======

--------
(1) Represents ordinary shares issuable in connection with such equity compensation plans.

(2) Represents ordinary shares issuable upon exercise of options granted under the Savant Corporation Stock Option Plan that was assumed by the Company in connection with the acquisition of Savant Corporation in December 2000. No further awards may be made under the Savant Corporation Stock Option Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 2003 certain information regarding beneficial ownership of the Company's ordinary shares (1) by each person who is known by the Company to be the beneficial owner of more than 5% of its ordinary shares, (2) by each director, or nominee for director, of the Company, (3) by each executive officer named in the Summary Compensation Table included under Item 11 above, and (4) by all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, the beneficial owners listed have sole voting and investment power (subject to community property laws where applicable) as to all of the shares beneficially owned by them. As of February 28, there were 30,208,113 ordinary shares outstanding.

   NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE      PERCENT OF
   ------------------------------------      OF BENEFICIAL         ORDINARY
                                             OWNERSHIP (2)    SHARES OUTSTANDING
                                             -------------    ------------------
 FIVE PERCENT HOLDERS

 N/A                                                --               --

 DIRECTORS AND EXECUTIVE OFFICERS (1)
 Shimon Alon (2) ........................      1,176,218             3.9%
 Itzhak "Aki" Ratner (3) ................        226,445               *
 Benjamin H. Nye (4) ....................        182,886               *
 Marc J. Venator ........................              -               *
 Rami Schwartz (5).......................        110,625               *
 Joseph R. McCurdy (6) ..................         90,625               *
 Andrew D. Bird (7) .....................         54,687               *
 Ron Zuckerman (8) ......................         24,500               *
 Robert J. Dolan (9).....................         52,000               *
 Gary L. Fuhrman (10)....................         20,000               *
 Michael Miracle (11)....................         13,000               *
 Mary A. Palermo (9).....................         55,000               *
 Anton Simunovic (9).....................         55,000               *
 All directors and executive officers
   as a group (13 persons) (12)..........      2,060,986             6.8%
---------------

*Less than 1% of the outstanding ordinary shares.

(1) Unless otherwise indicated below, each person listed above maintains a mailing address at: 690 Canton Street, Westwood, Massachusetts 02090.
(2) Includes 175,921 ordinary shares held in trust for the benefit of various family members and 907,061 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003. Mr. Alon disclaims beneficial ownership of the shares held in trust, except to the extent of his pecuniary interest therein.
(3) Includes 113,125 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003. Mr. Ratner's address is c/o Precise Software Solutions, 10 Hata'asiya Street, Or-Yehuda, Israel 60408.
(4) Includes 125,501 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(5) Includes 110,625 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003. Mr. Schwartz's address is c/o Precise Software Solutions, 10 Hata'asiya Street, Or-Yehuda, Israel 60408.
(6) Includes 90,625 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(7) Includes 54,687 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(8) Includes 12,500 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(9) Includes 50,000 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(10) Includes 20,000 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(11) Includes 10,000 ordinary shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.
(12) Includes 1,594,124 ordinary shares issuable pursuant to outstanding options that may be exercised within 60 days of February 28, 2003 and 175,921 ordinary shares held in trust for the benefit of various family members.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation and no corrective actions with regard to significant deficiencies and material weaknesses that would warrant corrective action.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b) Reports on Form 8-K: Precise filed the following reports on Form 8-K during the fiscal year ended December 31, 2002: Report on Form 8-K on December 24, 2002 reporting the execution of an Agreement and Plan of Merger dated as of December 19, 2002 by and among VERITAS Software Corporation, Argon Merger Sub Ltd. and Precise Software Solutions Ltd.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002


                                 IN U.S. DOLLARS







                                      INDEX




                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT AUDITORS                                             F-2

CONSOLIDATED BALANCE SHEETS                                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-5

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                              F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-11







                                 - - - - - - - -

                         REPORT OF INDEPENDENT AUDITORS



ERNST & YOUNG [LOGO]



                             To the Shareholders of

                         PRECISE SOFTWARE SOLUTIONS LTD.

       We have audited the accompanying consolidated balance sheets of Precise Software Solutions Ltd. ("the Company") and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States.




                                              /s/ Kost Forer & Gabbay

Tel-Aviv, Israel                              KOST FORER & GABBAY
January 21, 2003                              A Member of Ernst & Young Global

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
================================================================================
U.S. DOLLARS IN THOUSANDS


                                                             DECEMBER 31,
                                                      -------------------------
                                                         2001           2002
                                                      ----------     ----------
ASSETS
------

Current assets:
  Cash and cash equivalents                           $   35,144     $   13,870
  Marketable securities                                   39,752         71,754
  Trade receivables, net of allowance for
   doubtful accounts (2001 - $179, 2002 - $278)           12,156         18,065
  Other accounts receivable and prepaid expenses           3,168          3,114
                                                      ----------     ----------

Total current assets                                      90,220        106,803

Marketable securities, non-current                        60,935         54,571

Severance pay fund                                           750            951

Property and equipment, net                                5,047          4,604

Other receivables, non-current                               500          2,700

Other intangible assets, net                              12,869         12,778

Goodwill                                                  32,862         44,611
                                                      ----------     ----------

Total assets                                          $  203,183     $  227,018
                                                      ==========     ==========







The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
================================================================================
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


                                                             DECEMBER 31,
                                                      -------------------------
                                                         2001           2002
                                                      ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Trade payables                                      $    1,394     $    1,297
  Deferred revenues                                        6,673          9,400
  Employees and payroll accruals                           5,161          5,624
  Accrued expenses                                         2,014          2,161
  Other current liabilities                                1,074          1,800
                                                      ----------     ----------

Total current liabilities                                 16,316         20,282
                                                      ----------     ----------

Long-term liabilities:
  Capital lease obligation                                    92             85
  Accrued severance pay                                    1,116          1,207
                                                      ----------     ----------

Total long-term liabilities                                1,208          1,292
                                                      ----------     ----------

SHAREHOLDERS' EQUITY
  Ordinary shares:
    NIS 0.03 par value: Authorized: 70,000,000
      shares at December 31, 2001 and 2002;
      Issued and outstanding: 27,937,776 and
      29,969,664 shares at December 31, 2001
      and 2002, respectively                                 221            234
  Additional paid-in capital                             210,215        225,764
  Deferred stock compensation                               (544)           (77)
  Accumulated other comprehensive income                   1,191          1,356
  Accumulated deficit                                    (25,424)       (21,833)
                                                      ----------     ----------

Total shareholders' equity                               185,659        205,444
                                                      ----------     ----------

Total liabilities and shareholders' equity            $  203,183     $  227,018
                                                      ==========     ==========









The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)


                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             2000            2001            2002
                                                          ----------      ----------      ----------
Revenues:
  Software licenses                                       $   22,968      $   43,903      $   52,672
  Services                                                     4,580          11,694          23,328
                                                          ----------      ----------      ----------

Total revenues                                                27,548          55,597          76,000
                                                          ----------      ----------      ----------

Cost of revenues:
  Software licenses                                              742             362             628
  Services (1)                                                 1,693           3,143           6,395
                                                          ----------      ----------      ----------

Total cost of revenues                                         2,435           3,505           7,023
                                                          ----------      ----------      ----------

Gross profit                                                  25,113          52,092          68,977
                                                          ----------      ----------      ----------

Operating expenses:
  Research and development (2)                                 4,987          10,924          12,793
  Sales and marketing (3)                                     20,749          34,675          43,611
  General and administrative (4)                               3,923           7,046           8,668
  Amortization of deferred stock compensation                  6,151           1,930             354
  Amortization of goodwill and intangible assets                  99           3,040           3,640
  In-process research and development write-off                2,200              86              --
  Veritas acquisition related expenses                            --              --             131
                                                          ----------      ----------      ----------

Total operating expenses                                      38,109          57,701          69,197
                                                          ----------      ----------      ----------

Operating loss                                               (12,996)         (5,609)           (220)
Financial income and other, net                                3,091           6,565           4,021
                                                          ----------      ----------      ----------

Income (loss) before income taxes                             (9,905)            956           3,801
Income taxes                                                      --              33             210
                                                          ----------      ----------      ----------

Net income (loss)                                         $   (9,905)     $      923      $    3,591
                                                          ==========      ==========      ==========

Net earnings (loss) per share:

  Basic and diluted net earnings (loss) per share         $    (0.77)     $     0.03      $     0.12
                                                          ==========      ==========      ==========

----------------

(1) Excludes $283, $12 and $2 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(2) Excludes $144, $59 and $34 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(3) Excludes $2,382, $419 and $170 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(4) Excludes $3,342, $1,440 and $148 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                                ACCUMULATED
                                                        ADDITIONAL   DEFERRED      OTHER                     TOTAL        TOTAL
                                PREFERRED    ORDINARY    PAID-IN      STOCK    COMPREHENSIVE ACCUMULATED COMPREHENSIVE SHAREHOLDERS'
                                 SHARES       SHARES     CAPITAL   COMPENSATION   INCOME       DEFICIT    INCOME(LOSS)   EQUITY
                                ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance as of January 1, 2000   $      97   $      31   $  25,272   $    (665)   $      --    $ (16,442)   $      --    $   8,293
  Options issued pursuant to
    the acquisition of Knight
    Fisk Software Ltd.                 --          --         199          --           --           --           --          199
  Issuance of shares in IPO,
    net of $1,628 offering costs       --          39      75,909          --           --           --           --       75,948
  Conversion of Preferred
    shares upon IPO                   (97)         97          --          --           --           --           --           --
  Issuance of shares in second
    public offering, net of
    $2,257 offering costs              --          21      71,423          --           --           --           --       71,444
  Exercise of options, net             --          12         468          --           --           --           --          480
  Issuance of shares pursuant
    to the acquisition of
    Savant Corporation                 --           4      13,932          --           --           --           --       13,936
  Deferred stock compensation
    related to options granted
    to employees                       --          --       8,203      (8,203)          --           --           --           --
  Amortization of deferred
    stock compensation                 --          --          --       6,151           --           --           --        6,151
  Comprehensive loss:
  Unrealized holding gains on
    available-for-sale
    marketable securities              --          --          --          --          322           --    $     322          322
  Foreign currency translation
    adjustments                        --          --          --          --            8           --            8            8
  Total other comprehensive                                                                                ---------
    income                                                                                                       330
  Net loss                             --          --          --          --           --       (9,905)      (9,905)      (9,905)
                                ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Total comprehensive loss                                                                                   $  (9,575)
                                                                                                           =========
Balance as of December 31, 2000 $      --   $     204   $ 195,406   $  (2,717)   $     330    $ (26,347)                $ 166,876
                                =========   =========   =========   =========    =========    =========                 =========

The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                                ACCUMULATED
                                                        ADDITIONAL   DEFERRED      OTHER                     TOTAL        TOTAL
                                PREFERRED    ORDINARY    PAID-IN      STOCK    COMPREHENSIVE ACCUMULATED COMPREHENSIVE SHAREHOLDERS'
                                 SHARES       SHARES     CAPITAL   COMPENSATION   INCOME       DEFICIT    INCOME(LOSS)   EQUITY
                                ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------

Balance as of January 1, 2001   $      --   $     204   $ 195,406   $  (2,717)   $     330    $ (26,347)   $      --    $ 166,876
  Issuance of shares under ESPP        --           1         726          --           --           --           --          727
  Exercise of options, net             --          11       3,272          --           --           --           --        3,283
  Issuance of shares pursuant
    to the acquisition of
    W. Quinn                           --           5      12,480          --           --           --           --       12,485
  Adjustments to Savant
    acquisition                        --          --      (1,426)         --           --           --           --       (1,426)
  Amortization of deferred
    stock compensation, net            --          --        (243)      2,173           --           --           --        1,930
  Comprehensive income:
  Unrealized holding gains on
    available-for-sale
    marketable securities              --          --          --          --          903           --    $     903          903
  Foreign currency translation
    adjustments                        --          --          --          --          (42)          --          (42)         (42)
  Total other comprehensive                                                                                ---------
    income                                                                                                       861
  Net income                           --          --          --          --           --          923          923          923
                                ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Total comprehensive income                                                                                 $   1,784
                                                                                                           =========

Balance as of December 31, 2001        --         221     210,215        (544)       1,191      (25,424)                  185,659
  Issuance of shares under ESPP        --          --         725          --           --           --           --          725
  Exercise of options, net             --           8       5,358          --           --           --           --        5,366
  Issuance of shares pursuant
    to the earn-out of
    W. Quinn                           --           4       7,494          --           --           --           --        7,498
  Issuance of shares pursuant
    to the acquisition of
    Middleware                         --           1       2,085          --           --           --           --        2,086
  Amortization of deferred
    stock compensation, net            --          --        (113)        467           --           --           --          354
  Comprehensive income:
  Unrealized holding losses on
    available-for-sale
    marketable securities              --          --          --          --         (298)          --    $    (298)        (298)
  Foreign currency translation
    adjustments                        --          --          --          --          463           --          463          463
  Total other comprehensive                                                                                ---------
    income                                                                                                       165
  Net income                           --          --          --          --           --        3,591    $   3,591        3,591
                                ---------   ---------   ---------   ---------    ---------    ---------    ---------    ---------
Total comprehensive income                                                                                 $   3,756
                                                                                                           =========
Balance as of December 31, 2002 $      --   $     234   $ 225,764   $     (77)   $   1,356    $ (21,833)                $ 205,444
                                =========   =========   =========   =========    =========    =========                 =========
Accumulated unrealized holding
  gains on available-for-sale
  marketable securities                                                                                    $     927
Accumulated foreign currency
  translation adjustments                                                                                        429
Total accumulated other                                                                                    ---------
  comprehensive income                                                                                     $   1,356
                                                                                                           =========

The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                              2000            2001            2002
                                                                           ----------      ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                                        $   (9,905)     $      923      $    3,591
  Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation                                                                  603           1,329           2,060
    Loss on sale of equipment                                                      --              61              37
    Amortization of debenture premium/(accretion of discount) on
      available-for-sale marketable securities                                    (18)            109           1,231
    Amortization of deferred stock compensation                                 6,151           1,930             354
    Amortization of goodwill and intangible assets                                 99           3,040           3,640
    In-process research and development write-off                               2,200              86              --
    Increase in trade receivables                                              (1,386)         (5,680)         (5,041)
    Decrease (increase) in other accounts receivable and prepaid
      expenses                                                                 (3,248)          1,315             (61)
    Decrease in other receivables                                                  --              --             447
    Increase (decrease) in trade payables                                         588            (518)           (188)
    Increase in deferred revenues                                                 958           2,111           1,896
    Increase in employees and payroll accruals                                  2,946           1,044             299
    Increase in other current liabilities and accrued expenses                    174             393             396
    Increase (decrease) in accrued severance pay, net                             102              75            (110)
    Other                                                                           9             (40)             --
                                                                           ----------      ----------      ----------
Net cash provided by (used in) operating activities                              (727)          6,178           8,551
                                                                           ----------      ----------      ----------

Cash flows from investing activities:
  Purchase of property and equipment                                           (2,089)         (3,274)         (1,495)
  Purchase of available-for-sale marketable securities                        (70,852)        (89,440)        (66,214)
  Purchase of other intangible assets                                            (765)         (1,328)         (1,617)
  Increase in other receivables, non-current                                       --              --          (2,647)
  Payment for acquisition of consolidated subsidiary (1)                         (507)             --              --
  Payment for acquisition of consolidated subsidiary (2)                       (2,787)             --              --
  Payment for acquisition of consolidated subsidiary (3)                           --         (20,641)             --
  Payment for acquisition of consolidated subsidiary (4)                           --              --          (3,257)
  Proceeds from sale of short-term deposits                                       888              --              --
  Proceeds from redemption of available-for-sale marketable securities          4,000          53,710          38,300
  Proceeds from sale of available-for-sale marketable securities                   --           3,785             747
                                                                           ----------      ----------      ----------
Net cash used in investing activities                                         (72,112)        (57,188)        (36,183)
                                                                           ----------      ----------      ----------
Cash flows from financing activities:
  Short-term bank credit, net                                                     (24)             --              --
  Proceeds from issuance of shares, net                                       148,141             727             725
  Proceeds from exercise of options, net                                          480           3,283           5,366
  Repayment of capital lease obligation                                          (251)            (27)            (65)
                                                                           ----------      ----------      ----------
Net cash provided by financing activities                                     148,346           3,983           6,026
                                                                           ----------      ----------      ----------
Effect of exchange rate change on cash and cash equivalents                        18             (47)            332
                                                                           ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents                               75,525         (47,074)        (21,274)
Cash and cash equivalents at the beginning of the year                          6,693          82,218          35,144
                                                                           ----------      ----------      ----------
Cash and cash equivalents at the end of the year                           $   82,218      $   35,144      $   13,870
                                                                           ==========      ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                            2000           2001           2002
                                                                        ------------   ------------   ------------
1.  In February 2000, the Company acquired all of the outstanding shares of Knight Fisk Software Ltd. The net estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

    Working deficiency, except cash and cash equivalents                $         (8)
    Property and equipment                                                        41
    Long-term loans and other                                                    (45)
    Goodwill                                                                     718
                                                                        ------------
                                                                                 706
    Options granted                                                             (199)
                                                                        ------------
                                                                        $        507
                                                                        ============
2.  In December 2000, the Company acquired all of the outstanding shares of Savant Corporation. The net estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

    Working deficiency, except cash and cash equivalents                $       (687)
    Property and equipment                                                       111
    Long-term loans                                                              (23)
    Goodwill and other intangible assets                                      15,122
    In-process research and development                                        2,200
                                                                        ------------
                                                                              16,723
    Issuance of shares, net                                                  (13,936)
                                                                        ------------
                                                                        $      2,787
                                                                        ============
3.  In September 2001, the Company acquired all of the outstanding shares of W. Quinn Associates, Inc. The net estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:

    Working deficiency, except cash and cash equivalents                               $       (136)  $         --
    Property and equipment                                                                      475             --
    Other receivables                                                                           481             --
    Goodwill and other intangible assets                                                     32,134          7,498
    In-process research and development                                                          86             --
                                                                                       ------------   ------------
                                                                                             33,126          7,498
    Issuance of shares, net                                                                 (12,485)        (7,498)
                                                                                       ------------   ------------
                                                                                       $     20,641   $         --
                                                                                       ============   ============
4.  In June 2002, the Company acquired all of the outstanding shares of The Middleware Company. The net estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition was as follows:

    Working deficiency, except cash and cash equivalents                                              $       (428)
    Property and equipment                                                                                      35
    Other intangible assets                                                                                  1,964
    Goodwill                                                                                                 3,772
                                                                                                      ------------
                                                                                                             5,343
    Issuance of shares, net                                                                                 (2,086)
                                                                                                      ------------
                                                                                                      $      3,257
                                                                                                      ============

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS





    Supplemental disclosure of cash flows activities:
    -------------------------------------------------

    (a)  Cash paid during the years for:
         -------------------------------

         Interest                                         $         13     $         21     $         30
                                                          ============     ============     ============

         Income taxes                                     $         --     $         --     $         43
                                                          ============     ============     ============




    (b)  Non cash transactions:
         ----------------------

         Capital lease obligation                         $         97     $         --     $         67
                                                          ============     ============     ============

         Adjustment to Savant Corporation acquisition     $         --     $      1,426     $         --
                                                          ============     ============     ============

         Accrued issuance and acquisition cost            $        749     $        241     $         45
                                                          ============     ============     ============

         Purchased Technology                             $         --     $         --     $        297
                                                          ============     ============     ============
















The accompanying notes are an integral part of the consolidated financial statements.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:   GENERAL

          a.   Organization:

               Precise Software Solutions Ltd. ("Precise" or "the Company") was established in Israel on November 15, 1990. The Company is a provider of software products that assist organizations in performance management, monitoring and tuning applications and of related consulting, training and support services. The Company has operations in the form of wholly-owned subsidiaries in the United States, the United Kingdom, France, Germany, Holland, Japan and Australia.

          b.   Public offering:

               The Company completed an initial public offering in June 2000, and since then, the Company's ordinary shares have been traded on The Nasdaq National Market in the United States.

          c. Acquisition of the Company by VERITAS Software Corporation ("VERITAS"):

               On December 19, 2002, the Company entered into an Agreement and Plan of Merger with VERITAS and Argon Merger Sub Ltd., an indirect wholly-owned subsidiary of VERITAS ("the Merger Subsidiary"), providing for the acquisition of Precise by VERITAS pursuant to a merger of the Merger Subsidiary with and into Precise, with Precise surviving the merger as an indirect wholly-owned subsidiary of VERITAS. Upon completion of the merger, each ordinary share of the Company will be exchanged, at the election of the holder, for either $16.50 in cash or a combination of $12.375 in cash and 0.2365 of a share of VERITAS common stock. Shareholders of the Company who are Israeli holders, as defined in the merger agreement, and who properly and timely elect to receive the mixed consideration will receive (1) $12.375 in cash, plus (2) an amount of cash equal to 0.2365 multiplied by the closing price of one share of VERITAS common stock, as reported on The Nasdaq National Market, on the trading day immediately prior to the date the merger takes effect. The consummation of the merger is subject to various conditions, including approval by the shareholders of Precise. The merger is expected to close in the second quarter of 2003.

NOTE 2:   ACQUISITIONS

          a.   Acquisition of The Middleware Company ("Middleware"):

               In June 2002, the Company acquired all the outstanding shares of Middleware, a United States based services company, for consideration of approximately $6.1 million. Middleware provides consulting, training courses and other related services. The total purchase price consisted of $4.0 million paid in cash and $2.1 million paid by the issuance of 126,353 ordinary shares, including $150,000 in transaction costs.

               The Middleware stockholders also have the right to receive additional contingent consideration up to an amount of $3.5 million based on achieving earnings levels and performance targets related to the one year period subsequent to the closing.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 2:   ACQUISITIONS (CONT.)

               The acquisition of Middleware was accounted for under the purchase method, accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

               According to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," this goodwill will not be amortized, but will be subject to annual impairment tests in accordance with the statement.

               In connection with the Middleware acquisition intangible assets acquired had an estimated fair value of $5.7 million shown in the following table:

                                                                IN THOUSANDS
                                                                ------------
               Trademarks and customer relationships            $      1,209
               Other intangible assets                                   755
               Goodwill                                                3,772
                                                                ------------
                                                                $      5,736
                                                                ============

               The operations of Middleware are included in the Company's consolidated results of operations from June 18, 2002.

               Pro forma information was not provided as it is considered immaterial to the Company's consolidated operating results.

          b.   Acquisition of W. Quinn Associates, Inc. ("W. Quinn"):

               In September 2001, the Company acquired all the outstanding shares of W. Quinn, a United States based company, in consideration of approximately $34.1 million. W. Quinn develops and markets storage resource management software and solutions. The total purchase price consisted of $21.6 million paid in cash and $12.5 million paid by the issuance of 774,413 ordinary shares. The consideration included $1.5 million of transaction cost.

               The acquisition of W. Quinn was accounted for under the purchase method, accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 2:   ACQUISITIONS (CONT.)

               The W. Quinn acquisition provided the W. Quinn shareholders with a right to receive additional ordinary shares based on achievement of certain post-acquisition revenue and performance targets during a twelve month period spanning five quarters, beginning the third quarter of 2001 and ending in the third quarter of 2002. On October 16, 2002, the contingency was resolved and the consideration was paid by the issuance of an additional 675,614 ordinary shares and, as a result, the Company recorded approximately $7.5 million in associated goodwill.

               According to SFAS No. 142 this goodwill is not amortized, but will be subject to annual impairment tests in accordance with the statement.

               In connection with the W. Quinn acquisition, the Company recorded a one-time expense of $86,000 to write-off software acquired from
               W. Quinn for which technological feasibility has not yet been established and for which no alternative future use exists. Other intangible assets acquired in the acquisition had an estimated fair value of $32.1 million shown in the following table:

                                                                IN THOUSANDS
                                                                ------------
               Goodwill                                         $     25,553
               Acquired technology                                     2,147
               Patents                                                 2,165
               Trademarks and customer relationship                    2,269
                                                                ------------
                                                                $     32,134
                                                                ============

               The operations of W. Quinn are included in the Company's consolidated results of operations from September 5, 2001.

               Pro forma information:

               The following unaudited pro forma information presents the results of operations for the Company and W. Quinn for the years ended December 31, 2000 and December 31, 2001, as if the acquisition had been consummated as of January 1, 2000 and January 1, 2001, respectively. The pro forma total revenues would have been $36.4 million and $62.0 million for the years ended December 31, 2000 and 2001, respectively. The pro forma net loss would have been $10.2 million and $1.8 million for the years ended December 31, 2000 and 2001, respectively. The pro forma basic and diluted net loss per share would have been $0.74 per share and $0.07 per share for the years ended December 31, 2000 and 2001, respectively. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 2000 or 2001, nor is it necessarily indicative of future results.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 2:   ACQUISITIONS (CONT.)

          c.   Acquisition of Savant Corporation ("Savant"):

               In December 2000, in consideration of approximately $16.7 million, the Company acquired all the outstanding shares of Savant, a United States based company. Savant develops and markets diagnostic and proactive performance management solutions. The total purchase price consisted of $2.8 million in cash and $13.9 million paid by the issuance of 512,445 ordinary shares, including $0.3 million of transaction cost.

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

               In connection with the Savant acquisition, the Company recorded a one-time expense of $2.2 million to write-off software acquired from Savant for which technological feasibility has not yet been established and for which no alternative future use exists. Other intangible assets acquired had an estimated fair value of $15.1 million shown in the following table:

                                                                IN THOUSANDS
                                                                ------------
               Goodwill                                         $      9,022
               Acquired technology                                     4,300
               Customer relationships                                  1,800
                                                                ------------
                                                                $     15,122
                                                                ============

               In 2001, upon the completion of the allocation of the purchase price and the resolution of certain contingencies, the company reduced goodwill by $1,426,000.

               Savant's results of operations are included in the Company's consolidated results of operations from December 5, 2000.

               Pro forma financial information:

               The following unaudited pro forma information represents the results of operations for the Company and Savant for the year ended December 31, 2000, as if the acquisition had been consummated as of January 1, 2000. The pro forma total revenues would have been $30.9 million for the year ended December 31, 2000. The pro forma net loss would have been $10.9 million for the year ended December 31, 2000. The pro forma basic and diluted net loss per share would have been $0.81 per share for the year ended December 31, 2000. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 2000, nor is it necessarily indicative of future results.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 2:   ACQUISITIONS (CONT.)

          d.   Acquisition of Knight Fisk Software Ltd. ("Precise UK"):

               In February 2000, in consideration of $706,000, the Company acquired all the outstanding shares of Knight Fisk Software Ltd. ("Knight Fisk"), a U.K.-based company and the distributor of the Company's products in the United Kingdom. Knight Fisk changed its name to Precise Software Solutions UK Ltd. The acquisition was accounted for under the purchase method.

               The operations of Precise UK are included in the Company's consolidated results of operations from February 1, 2000.

               Pro forma financial information:

               The following unaudited pro forma information presents the results of operations for the Company and Precise UK for the year ended December 31, 2000, as if the acquisition had been consummated as of January 1, 2000. The pro forma total revenues would have been $27.7 million for the year ended December 31, 2000. The pro forma net loss would have been $9.8 million for the year ended December 31, 2000. The pro forma basic and diluted net loss per share would have been $0.76 for the year ended December 31, 2000. The pro forma financial information is not necessarily indicative of the consolidated results that would have been attained had the acquisition taken place at the beginning of 2000, nor is it necessarily indicative of future results.


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

          b.   Financial statements in U.S. dollars:

               A majority of the revenues of the Company and most of its subsidiaries are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the Company's and most of its subsidiaries costs are incurred in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company and most of its subsidiaries operate. Thus, the functional and reporting currency of the Company and most of its subsidiaries is the U.S. dollar.

               Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translations." All transaction gains and losses from remeasurement of monetary balance sheet items are reflected in the consolidated statement of operations as financial income or expenses as appropriate.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               The financial statements of subsidiaries whose functional currency is not the U.S. dollar, have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The statements of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in shareholders' equity.

          c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

          d.   Cash equivalents:

               Cash equivalents include short-term highly liquid investments that are readily convertible into cash with original maturities of three months or less.

          e.   Marketable securities:

               The Company accounts for investments in debt and equity securities accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

               Management determines the proper classification of investments in obligations with fixed maturities in marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2002, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income (loss). Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations in financial income and other, net.

          f.   Property and equipment:

               Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets as follows:

               Computers and peripheral equipment     3-5 years
               Office furniture and equipment         6-14 years
               Leasehold improvements                 Over the term of the lease

          g.   Other receivables, non-current:

               A loan to a privately held U.S.-based company represented by secured demand notes is stated at cost, since Precise does not have the ability to exercise significant influence over operating and financial policies of the company.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          h.   Other intangible assets:

               Acquired technology, trademarks and customer relationships, patents and other intangible assets are stated at amortized cost.

               Intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, are being amortized on a straight-line basis over their useful life in accordance with Accounting Principal Board ("APB") Opinion No. 17, "Intangible Assets." Acquired technology, trademarks and customer relationships, patents and other intangible assets are amortized using the straight-line method over their estimated useful life, which is three to seven years.

               Intangible assets acquired in a business combination on or after July 1, 2001 should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No.142. Acquired technology, trademarks and customer relationships, patents and other intangible assets are amortized over a weighted average of three to five years.

          i.   Impairment of long-lived assets to be disposed:

               The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment, in accordance with SFAS No. 144 "Accounting for the Impairment and the Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount compared to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2002, no impairment losses have been identified.

          j.   Goodwill:

               Goodwill represents the excess of the costs over the net assets of businesses acquired. Goodwill that arose from acquisitions prior to July 1, 2001, was amortized until December 31, 2001, on a straight-line basis over four to ten years. Under SFAS No. 142, goodwill acquired in a business combination on or after July 1, 2001 is not amortized.

               SFAS No. 142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to each of the reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair values are determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.

               The Company's goodwill is reviewed for impairment in accordance SFAS No. 142. The Company performed impairment tests during the fourth quarter of 2002. As of December 31, 2002, no impairment losses have been identified.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          k.   Research and development costs:

               SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

               Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur material costs between the completion of the working model and the point at which the products are ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

          l.   Income taxes:

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

          m.   Revenue recognition:

               The Company and its subsidiaries generate revenues mainly from licensing the rights to use their software products and services. The Company and its subsidiaries sell products primarily through a direct sales force, resellers and Original Equipment Manufacturers ("OEMs").

               The Company has implemented Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended. Revenues from software arrangements are recognized upon delivery of the product, when collection is probable, the product fee is otherwise fixed or determinable, persuasive evidence of an arrangement exists and no significant obligation exists. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions," for all transactions entered into after January 1, 2000. The Company's Vendor Specific Objective Evidence ("VSOE") used to allocate the sales price to maintenance, support and training is based on renewal ratio and the prices charged when these elements are sold separately. SOP 98-9 requires that revenue be recognized under the "residual method" when (1) VSOE of fair value exists for all undelivered elements and no VSOE exists for the delivered elements, and (2) all revenue recognition criteria of SOP 97-2, as amended, are satisfied. Under the residual method any discount in the arrangement is allocated to the delivered elements.

               The Company and its subsidiaries are entitled to fees from its OEMs upon the sublicensing of the Company's products to end-users. Generally, fees due from the OEMs are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               The Company and its subsidiaries generally do not grant a right of return to their customers except for time-limited warranty provisions. Historically, the Company has seen negligible returns.

               Service revenues are comprised of revenues from maintenance and support arrangements, consulting fees, and training, none of which are considered essential to the functionality of the software license. Revenues from maintenance and support agreements included in multiple element arrangements are deferred and recognized on a straight-line basis as service revenues over the life of the related agreement. Consulting fees and training revenues are recognized as the services are rendered.

               Deferred revenue includes unearned amounts received under maintenance and support contracts, and amounts received from customers but not recognized as revenues.

          n.   Concentrations of credit risks:

               Financial instruments, which potentially subject the Company and its subsidiaries to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, trade receivables and other non-current receivables.

               Cash and cash equivalents are almost entirely invested in major banks in the United States in U.S. dollars. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. A small portion of cash and cash equivalents is invested in major banks in Europe and Israel. Management believes that the financial institutions holding the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

               Almost all marketable securities represent investments in U.S. treasury notes. Management believes that those investments are financially secure and accordingly, minimal credit risk exists with respect to the investments.

               The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in the U.S., Europe and Asia. The Company and its subsidiaries perform periodic credit evaluations of their customers' financial condition and generally do not require collateral. An allowance for doubtful accounts is determined with respect to those accounts that the Company has determined to be doubtful of collection.

               The Company evaluated the carrying value of the loan to a privately held U.S.-based company in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, an Amendment to Statements No. 5 and No. 15," and determined that the carrying value approximates the fair value of the loan.

               The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

               See Note 14 for concentrations of credit risk as to major customers.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          o.   Accounting for stock-based compensation:

               The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees," and the Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation," are provided in Note 10.

               See Note 3t for adoption of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

          p.   Severance pay:

               The Company's liability for severance pay is calculated pursuant to the Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees, is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheets.

               The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only in accordance with the Israeli Severance Pay Law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies, and include immaterial profits.

               Severance expenses for the years ended December 31, 2000, 2001 and 2002 amounted to $323,000, $308,000 and $388,000, respectively.

          q.   Advertising:

               Advertising costs are expensed as incurred.

          r.   Fair value of financial instruments:

               The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

               1. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments.

               2. The fair value for available-for-sale and trading securities are based on the quoted market prices (see Note 4).

               3. The carrying amount of the loan to the privately held U.S.-based company ("company") approximates its fair value, based on Precise's assessment of such company to repay the loan as well as the value of the assets pledged to secure such loan.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          s.   Basic and diluted net earning (loss) per share:

               Basic net earnings (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each year. Diluted net earnings (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each year, plus dilutive potential ordinary shares considered outstanding during the year, in accordance with SFAS No. 128, "Earnings per Share."

               All convertible preferred shares, and outstanding stock options have been excluded from the calculation of the diluted net earnings (loss) per ordinary share for 2000 because such securities are anti-dilutive. The total weighted average number of shares related to outstanding convertible preferred shares and options excluded from the calculations of diluted net earnings
               (loss) per share were 4,147,968, 0 and 2,052,506 for the years ended December 31, 2000, 2001 and 2002, respectively.

          t.   Impact of recently issued accounting standards:

               In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 amends SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminated an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on the its results of operations or financial position.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities," which addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based compensation, regardless of whether they account for compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148 is effective for companies after December 15, 2002.

               In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN No. 34")." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. It also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness to Others," which is being superseded. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company does not expect the adoption of FIN No. 45 to have a material impact on its results of operations or financial position.

          u.   Reclassification:

               Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE 4:   MARKETABLE SECURITIES

          The following is a summary of available-for-sale securities:

                                               DECEMBER 31, 2001
                               ------------------------------------------------
                                                                      ESTIMATED
                                              GROSS        GROSS        FAIR
                               AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                 COST         GAINS        LOSSES       VALUE
                               ---------    ---------    ---------    ---------
                                                 IN THOUSANDS
                               ------------------------------------------------
          Available-for-sale:
          -------------------
          U.S. Treasury notes  $  98,716    $   1,293    $      68    $  99,941
                               =========    =========    =========    =========

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 4:   MARKETABLE SECURITIES (CONT.)

                                               DECEMBER 31, 2002
                               ------------------------------------------------
                                                                      ESTIMATED
                                              GROSS        GROSS        FAIR
                               AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                 COST         GAINS        LOSSES       VALUE
                               ---------    ---------    ---------    ---------
                                                 IN THOUSANDS
                               ------------------------------------------------
          Available-for-sale:
          -------------------
          U.S. Treasury notes  $ 124,886    $     924    $      --    $ 125,810
          Corporate bonds            512            3           --          515
                               ---------    ---------    ---------    ---------
                               $ 125,398    $     927    $      --    $ 126,325
                               =========    =========    =========    =========


          There were no realized gains from sales of available-for-sale securities in 2001 or 2002.

          The unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity, other comprehensive income, totaled $322,000, $903,000 and $(298,000) in, 2000, 2001 and 2002, respectively. The unrealized holding gain on available-for-sale securities balance was $1,225,000 and $927,000 as of December 31, 2001 and 2002, respectively. The amortized cost and estimated fair value of debt and marketable equity securities as of December 31, 2002, by contractual maturity, are shown below.


                                            DECEMBER 31, 2002
                                     ------------------------------
                                       AMORTIZED          MARKET
                                         COST             VALUE
                                     ------------      ------------
                                              IN THOUSANDS
                                     ------------------------------
          Available-for-sale:
          -------------------
          Matures in one year        $     71,720      $     71,754
          Matures in second year           53,633            54,017
          Matures in third year               545               554
                                     ------------      ------------
          Total                      $    125,398      $    126,325
                                     ============      ============


          The Company had invested $746,000 in trading securities as of December 31, 2001, and recorded net gain of $29,000 from these investments in 2001.

          The Company had no trading securities as of December 31, 2002.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 5:   PROPERTY AND EQUIPMENT, NET
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2001           2002
                                                    ------------   ------------
                                                           IN THOUSANDS
                                                    ---------------------------
          Cost:
            Computers and peripheral equipment      $      6,035          7,189
            Office furniture and equipment                   896          1,187
            Leasehold improvements                         1,079          1,148
                                                    ------------   ------------
                                                           8,010          9,524
                                                    ------------   ------------
          Accumulated depreciation                         2,963          4,920
                                                    ------------   ------------
          Depreciated cost                          $      5,047          4,604
                                                    ============   ============


          Depreciation expenses for the years ended December 31, 2000, 2001 and 2002, were $603,000, $1,329,000 and $2,060,000, respectively.


NOTE 6:   OTHER RECEIVABLES, NON-CURRENT

          a.   Composed as follows:
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2001           2002
                                                    ------------   ------------
                                                           IN THOUSANDS
                                                    ---------------------------
          Other receivables, non-current:
            Tax receivables                         $        447   $         --
            Other long-term deposits                          53            141
            Loan                                              --          2,559
                                                    ------------   ------------
            Other receivables, non-current          $        500   $      2,700
                                                    ============   ============


          In October 2002, Precise entered into a loan agreement relating to a loan of up to $3.4 million to a privately held U.S.-based company ("borrower"), which owns technology complementary to Precise's technology. The loan terms provide that Precise will receive warrants of up to 7% of the capital stock of the borrower for nominal consideration, depending on the total amount loaned to the company. Concurrently with entering into the loan agreement, Precise loaned $0.6 million to the borrower, and loaned an additional $1.9 million in November 2002. The loan is secured by a first lien on the assets of the borrower, bears interest at 10% and is due and payable within 30 days of a demand for payment by Precise. Concurrently with funding the loan in November 2002, Precise executed an agreement entitling Precise, in its discretion and upon satisfaction with a review of the business and assets of the borrower, to acquire all of the equity interests of the borrower through a merger for a contingent payment based on the 2003 revenues of the borrower (up to a maximum of $44.4 million), after applying the aggregate amount loaned toward the purchase price. Precise has not performed the requisite business review of the borrower to determine whether it would be interested in acquiring the borrower and it is uncertain whether it will become interested in pursuing such an acquisition. Precise presently has no influence on the borrower's conduct of its business. Precise valued the warrants based on the total value of the borrower, which was considered to be immaterial.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 7:   OTHER INTANGIBLE ASSETS, NET

          a.   Composed as follows:
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2001           2002
                                                    ------------   ------------
                                                           IN THOUSANDS
                                                    ---------------------------
          Cost:
            Acquired technology                     $      7,655   $      9,245
            Trademarks and customer relationships          4,754          5,959
            Patents                                        2,165          2,165
            Other intangible assets                          130            885
                                                    ------------   ------------
          Total intangible assets                         14,704         18,254
                                                    ------------   ------------
          Accumulated amortization:
             Acquired technology                           1,117          3,224
             Trademarks and customer relationships           550          1,605
             Patents                                         103            412
             Other intangible assets                          65            235
                                                    ------------   ------------
          Total accumulated amortization                   1,835          5,476
                                                    ------------   ------------
          Amortized cost                            $     12,869   $     12,778
                                                    ============   ============


          b. Amortization expenses amounted to $29,000, $1,806,000 and $3,640,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

          c. In February 2002, the Company purchased intellectual property from a third party for $1.6 million, which consisted of $1.3 million in cash and $0.3 million in assigned liabilities. The purchase has been recorded as acquired technology and will be amortized over a three year period.

          d. On October 1, 2001, the Company purchased intellectual property from a third party for $ 1.1 million. The purchase has been recorded as acquired technology and will be amortized over three years. In addition, the third party has the right to receive 10% of revenues generated up to a set maximum from the sale of products containing this intellectual property until October 1, 2004 ("earn-out"). Payments made or accrued during 2002 amounted to $21,000 in accordance with the earn-out provisions of the agreement.

          e.   Estimated amortization expenses for the years ended:

               DECEMBER 31,                         IN THOUSANDS
               ------------                         ------------
               2003                                 $      4,046
               2004                                        3,930
               2005                                        2,850
               2006                                        1,171
               2007                                          574

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 8:   GOODWILL

          a. The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:
                                                                     GOODWILL
                                                                   ------------
                                                                   In thousands

               Balance as of January 1, 2002:                      $     32,862
               Goodwill acquisitions and additions
                during the year                                          11,749
                                                                   ------------
               Balance as of December 31, 2002:                    $     44,611
                                                                   ============


          b. Amortization expenses amounted to $70,000, $1,234,000 and $0 for the years ended December 31, 2000, 2001 and 2002, respectively. As of December 31, 2002 the accumulated amortization expense amounted to $1,304,000.

          c. The unaudited results of operations presented below for the three years ended December 31, 2000, 2001 and 2002, respectively, reflect the operations had the Company adopted the non-amortization provisions of SFAS No. 142 effective as of January 1, 2000:

                                                                 YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          2000            2001           2002
                                                       ----------      ----------     ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
          Reported net income (loss)                   $   (9,905)     $      923     $    3,591
          Goodwill amortization                                70           1,234             --
                                                       ----------      ----------     ----------
             Adjusted net income (loss)                $   (9,835)     $    2,157     $    3,591

          Basic net earning (loss) per share
             Reported net earning (loss) per share     $    (0.77)     $     0.03     $     0.12
             Goodwill amortization                           0.01            0.05             --
                                                       ----------      ----------     ----------
             Adjusted net earning (loss) per share     $    (0.76)     $     0.08     $     0.12

          Diluted net earning (loss) per share
             Reported net earning (loss) per share     $    (0.77)     $     0.03     $     0.12
             Goodwill amortization                           0.01            0.04             --
                                                       ----------      ----------     ----------
             Adjusted net earning (loss) per share     $    (0.76)     $     0.07     $     0.12

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 9:   CAPITAL LEASE OBLIGATION

          Composed as follows:
                                                                DECEMBER 31,
                                                 INTEREST   -------------------
                                      CURRENCY     RATE       2001       2002
                                      --------   --------   --------   --------
                                                                IN THOUSANDS
                                                            -------------------
          Capital lease obligations     U.S $    11 - 17%   $    134   $    136
          Less - current maturities                               42         51
                                                            --------   --------
                                                            $     92   $     85
                                                            ========   ========

          The lease obligations are calculated based on the present value of future lease payments.


NOTE 10:  SHAREHOLDERS' EQUITY

          a.   Reverse split:

               All share and per share data, included in these financial statements, has been retroactively adjusted to reflect a two-for-three reverse stock split as approved by the Company's shareholders on April 12, 2000.

          b.   Automatic conversion upon IPO:

               All preferred shares were automatically converted into ordinary shares at the closing of the Company's initial public offering ("IPO") in July 2000.

          c.   Ordinary shares:

               Ordinary shares confer upon their holders voting rights, the right to receive cash dividends and the right to share in excess assets upon liquidation of the Company.

          d.   Share Option Plans:

               The Company has two share option plans, the 1995 Share Option and Incentive Plan ("the 1995 Plan") and the Amended and Restated 1998 Share Option and Incentive Plan ("the 1998 Plan") (together, "the Plans"). In addition, as part of the acquisition of Savant Corporation, the Company assumed the existing stock option plan of Savant Corporation (the "Savant Plan"). No additional options may be granted under the 1995 Plan or the Savant Plan. Under the 1998 Plan, options may be granted to employees, officers, directors and consultants of the Company and its subsidiaries. Pursuant to the Plans, the Company reserved for issuance a total of 9,549,000 ordinary shares. As of December 31, 2002, an aggregate of 637,855 ordinary shares of the Company are still available for future grant.

               Options granted under the Plans generally vest annually over 3-4 years. Those options will expire ten years from the date of grant. Any options, which are forfeited or not exercised before expiration, become available for future grants. Where the Company has recorded deferred stock compensation for options issued with an exercise price below the fair value of the ordinary shares, the deferred stock compensation is amortized and recorded as compensation expense ratably over the vesting period of the options.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 10:  SHAREHOLDERS' EQUITY (CONT.)

                                                           YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                             2000                    2001                    2002
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                    NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
          Outstanding at the
            beginning of the
            period                  3,681,044   $    1.04   5,384,175   $    6.10   7,038,372   $   11.18
          Granted                   2,215,916   $   13.37   3,717,448   $   15.22   2,458,545   $   10.19
          Exercised                 (393,278)   $    0.71  (1,521,203)  $    2.17  (1,113,731)  $    4.18
          Forfeited                 (119,507)   $    2.49    (542,048)  $   12.54    (495,919)  $   14.97
                                    ---------   ---------   ---------   ---------   ---------   ---------
          Outstanding at the
            end of the period       5,384,175   $    6.10   7,038,372   $   11.18   7,887,267   $   11.62
                                    =========   =========   =========   =========   =========   =========
          Exercisable options       2,043,033   $    1.10   1,772,878   $    4.51   2,247,679   $    8.61
                                    =========   =========   =========   =========   =========   =========


          The options outstanding as of December 31, 2002, have been separated into ranges of exercise price as follows:

                                             WEIGHTED                                     WEIGHTED
                              OPTIONS        AVERAGE                       OPTIONS        AVERAGE
                            OUTSTANDING     REMAINING       WEIGHTED     EXERCISABLE      EXERCISE
             RANGE OF           AS OF      CONTRACTUAL      AVERAGE         AS OF         PRICE OF
             EXERCISE       DECEMBER 31,      LIFE          EXERCISE     DECEMBER 31,     OPTIONS
              PRICE             2002         (YEARS)         PRICE          2002        EXERCISABLE
          --------------    -----------    -----------    -----------    -----------    -----------
              $ 0.38            119,963        5.2           $ 0.38          119,963       $ 0.38
              $ 1.04            495,058        5.9           $ 1.04          465,722       $ 1.04
              $ 1.50            715,156        6.9           $ 1.50          488,618       $ 1.50
              $ 8.50            243,000        9.6           $ 8.50               --           --
              $ 9.68          1,660,879        9.8           $ 9.68               --           --
          $10.30 - 11.21        723,314        8.9           $10.59          142,277       $10.39
          $12.20 - 13.25        329,725        9.3           $13.15           26,062       $13.18
          $14.20 - 15.00      1,547,666        7.8           $14.83          730,514       $14.89
              $17.11          1,398,416        8.8           $17.11           18,416       $17.11
          $19.63 - 20.20        654,090        7.5           $19.87          256,107       $19.83
                            -----------                   -----------    -----------    -----------
                              7,887,267                      $11.62        2,247,679       $ 8.61
                            ===========                   ===========    ===========    ===========

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 10:  SHAREHOLDERS' EQUITY (CONT.)

          e.   Pro forma information under SFAS No. 123:

               Under SFAS No. 123, pro forma information regarding net loss and net loss per share required for grants issued after December 1994 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
               123. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: expected volatility of 1.1, 0.86 and 0.65; risk-free interest rates of 6.5%, 4% and 3%; dividend yields of 0% for each year and a weighted-average expected life of the option of 2.57, 2.97 and 3.00 years.

               The weighted average fair value of options granted for the years ended December 31, 2000, 2001 and 2002, were:

                                                                  FOR EXERCISE PRICE ON THE GRANT DATE THAT:
                                                   ----------------------------------------------------------------------
                                                          EQUALS MARKET PRICE              IS LESS THAN MARKET PRICE
                                                   ----------------------------------  ----------------------------------
                                                         YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------  ----------------------------------
                                                      2000        2001        2002        2000        2001        2002
                                                   ----------  ----------  ----------  ----------  ----------  ----------
               Weighted average exercise price     $    17.73  $    15.22  $    10.19  $     4.41  $       --  $       --
                                                   ==========  ==========  ==========  ==========  ==========  ==========
               Weighted average fair values on
                 grant date                        $    11.74  $     4.91  $     2.97  $    12.98  $       --  $       --
                                                   ==========  ==========  ==========  ==========  ==========  ==========

               Pro forma information under SFAS 123:

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       2000            2001            2002
                                                                    ----------      ----------      ----------
                                                                        IN THOUSANDS (EXCEPT PER SHARE DATA)
                                                                    ------------------------------------------
               Net income (loss), as reported                       $   (9,905)     $      923      $    3,591
                                                                    ==========      ==========      ==========
               Add:  stock-based employee compensation expense
               included in reported net income (loss)                    6,151           1,930             354

               Deduct:  total stock-based employee compensation
               expense determined under fair value based method        (10,408)        (13,163)        (11,009)
                                                                    ----------      ----------      ----------
               Pro forma net loss                                   $  (14,162)     $  (10,310)     $   (7,064)
                                                                    ==========      ==========      ==========
               Pro forma basic and diluted net loss per share       $    (1.10)     $    (0.39)     $    (0.24)
                                                                    ==========      ==========      ==========

          f.   Employee Share Purchase Plan:

               During 2000, the Company adopted its 2000 Employee Share Purchase Plan ("ESPP"). The Company reserved 667,000 ordinary shares for issuance under the ESPP. As of December 31, 2002, an aggregate of 520,787 ordinary shares of the Company are available for future issuance. The ESPP provides eligible employees with the opportunity to acquire the Company's ordinary shares through periodic payroll deductions. According to the ESPP, the Company's employees are entitled to purchase the Company's ordinary shares at an amount equal to the lower of 85% of the Company's share price at the beginning or at the end of the period. During 2001 and 2002, approximately 68,000 and 78,000 ordinary shares were issued pursuant to the ESPP, respectively.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 10:  SHAREHOLDERS' EQUITY (CONT.)

          g.   Dividends:

               The Company does not intend to pay cash dividends in the foreseeable future. Dividends declared on the ordinary shares will be paid in NIS. Dividends paid to shareholders outside Israel will be converted into U.S. dollars on the basis of the exchange rate prevailing at the date of payment.


NOTE 11:  INCOME TAXES

          a.   Israeli income tax:

               1. Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

                    Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli Consumer Price Index. As explained in Note 3b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency balances and the tax bases of assets and liabilities.

                    Starting in 2003 the Company has elected to measure its taxable income and file its tax return under Israeli income tax regulations (Principles Regarding the Management of Books of Account of Foreign Invested Companies and Certain Partnerships and the Determination of Their Taxable Income), 1986.

               2. Tax benefits under the Law for Encouragement of Capital Investments, 1959 ("the Law").

                    The Company has been granted an "Approved Enterprise" status for four investment programs approved in 1992, 1994, 1998 and 2002, by the Israeli government under the Law. Undistributed Israeli income derived from the first, the third and the fourth "Approved Enterprise" programs entitle the Company to a tax exemption for a period of two years and to a reduced tax rate of 10% - 25% for an additional period of five to eight years (depending on the level of foreign investment in the Company). Undistributed Israeli income derived from the second "Approved Enterprise" program entitles the Company to a tax exemption of four years and to a reduced tax rate of 10%-25% for an additional period of three to six years (depending on the level of foreign investment in the Company). These tax benefits must be used during the earlier of twelve years from commencement of operations, or fourteen years from receipt of approval. Thereafter, the Company's income will be subject to the regular income tax rate of 36%. Because the Company has had no taxable income in Israel, the Company has not yet realized any benefits under these programs.

                    The Company completed the implementation of its first, second and third investment programs in 1994, 1998 and 2002, respectively. The fourth investment program has not yet been completed.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 11:  INCOME TAXES (CONT.)

               The entitlement to the above benefits is conditional upon the Company's fulfilling the conditions stipulated by the above law, regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2002, management believes that the Company is meeting all of the aforementioned conditions.

               The tax-exempt profits that will be earned by the Company's "Approved Enterprises" can be distributed to shareholders, without imposing tax liability to the Company only upon the complete liquidation of the Company. If these retained tax exempt profits are distributed in a manner other than in the complete liquidation of the Company, the profits would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits currently between 10% to 25% for an "Approved Enterprise." The Company's Board of Directors has determined that such tax exempt income will not be distributed as dividends.

               Income from sources other than an "Approved Enterprise" during the benefit period will be subject to tax at the regular corporate tax rate of 36%.

               The Company is entitled to claim accelerated depreciation with respect to equipment in use by "Approved Enterprises" during the first five years of operations of these assets. The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated by the above law and regulations published thereunder and the instruments of approval for the specific investments in "approved enterprises." In the event of a failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, including interest.

          3. Tax benefits under the Law for Encouragement of Industry (Taxation), 1969:

               The Company is an "industrial company" under the Law for the Encouragement of Industry (Taxation), 1969, and as such is entitled to certain tax benefits.

          4.   Israeli tax reform:

               On January 1, 2003, the Law for Amendment of the Income Tax Ordinance (Amendment No. 132) 5762-2002, known as the tax reform, became effective. The tax reform changed the Israeli tax system from a territorial tax method into a personal tax method on a global basis.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 11:  INCOME TAXES (CONT.)

          b.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's and its subsidiary's deferred tax liabilities and assets are as follows:
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        2001           2002
                                                    ------------   ------------
                                                            IN THOUSANDS
                                                    ---------------------------
               Operating loss carryforward          $     15,614   $     13,382
               Reserves. allowances and other                880          3,030
                                                    ------------   ------------
               Deferred tax asset before
                  valuation allowance                     16,494         16,412
               Valuation allowance                       (16,494)       (16,412)
                                                    ------------   ------------
               Net deferred tax asset               $         --   $         --
                                                    ============   ============


               The Company and its subsidiaries have provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforwards. Management currently believes that, because the Company and its subsidiaries have a history of losses and various tax benefits, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. During 2002, the Company realized certain deferred tax assets and reduced the valuation allowance by $82 to $16,412.

          c. Reconciliation of the theoretical tax expense (benefit) to the actual tax expense (benefit):

               Theoretical tax reconciliation was not calculated due to the amount of carryforward tax losses of the Company and its subsidiaries.

          d.   Net operating loss carryforwards:

               The Company has accumulated losses for Israeli tax purposes as of December 31, 2002, in the amount of approximately $30 million, which may be carried forward and offset against taxable income in the future for an indefinite period.

               Through December 31, 2002, Precise Software Solutions Inc., the Company's U.S. subsidiary, had a U.S. federal net operating loss carryforward of approximately $26 million that can be carried forward and offset against taxable income for 15 to 20 years and will expire from 2009 to 2014. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

               The Company's subsidiary in the United Kingdom has estimated available carryforward tax losses of $4 million.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 11:  INCOME TAXES (CONT.)

          e.   Income (loss) before income taxes consists of the following:

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                         2000           2001           2002
                                     ------------   ------------   ------------
                                                    IN THOUSANDS
                                     ------------------------------------------
               Domestic              $        878   $      4,746   $      7,034
               Foreign                    (10,783)        (3,799)        (3,233)
                                     ------------   ------------   ------------
                                     $     (9,905)  $        956   $      3,801
                                     ============   ============   ============


NOTE 12:  COMMITMENTS AND CONTINGENT LIABILITIES

          a.   Lease commitments:

               The Company and its subsidiaries lease their facilities and vehicles under non-cancelable operating lease agreements for periods through 2009.

               Future minimum commitments under non-cancelable operating leases as of December 31, 2002, are as follows (in thousands):


               YEAR ENDED DECEMBER 31,           OPERATING LEASES
               -----------------------           ----------------
               2003                              $          3,106
               2004                                         2,287
               2005                                           763
               2006                                           495
               2007 and thereafter                          1,241
                                                 ----------------
                                                 $          7,892
                                                 ================


               Lease and related expenses under operating leases for the years ended December 31, 2000, 2001 and 2002, aggregate to approximately $848,000, $2,450,000 and $3,335,000, respectively.

          b.   Royalties:

               1. The Company is committed to pay royalties to the Chief Scientist of the Israeli Ministry of Industry and Trade at a rate of 3.5% on the sale of products developed with funds provided by the Chief Scientist, up to an amount equal to 100%-150% of dollar-linked research and development grants related to such projects.

                    Royalties paid or accrued amounted to $586,000, $151,000 and $0 in 2000, 2001 and 2002, respectively, and recorded in cost of revenues in the Company's statement of operations.

                    As of December 31, 2002, the Company has no outstanding contingent liability to the Chief Scientist.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 12:  COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)


               2. The Government of Israel, through the Fund for the Encouragement of Marketing Activities ("the Fund"), awarded the Company grants for participation in its foreign marketing expenses. The Company is committed to pay royalties at the rate of 4% of the increase in export sales, up to the amount of the grants, and linked to the U.S. dollar.

                    Royalties paid or accrued amounted to $28,000, $0 and $0 in 2000, 2001 and 2002, respectively.

                    As of December 31, 2002, the Company has no outstanding contingent liability under these grants.

          c.   Guarantees:

               The Company has provided guarantees in the amount of $628,000 as of December 31, 2002 relating to leases for its Israeli facilities, its U.S. subsidiaries' facilities, and automobiles in Europe.


NOTE 13:  FINANCIAL INCOME AND OTHER, NET

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
                                                                              IN THOUSANDS
                                                               ------------------------------------------
          Financial income:
             Interest and others                               $    3,163      $    6,845      $    5,640
             Accretion of discount on available-for-sale
               marketable securities                                   54             262              38
             Foreign currency translation differences                 364             201             400
                                                               ----------      ----------      ----------
          Financial income                                          3,581           7,308           6,078
                                                               ----------      ----------      ----------
          Financial expenses:
             Interest and others                                      (38)           (113)           (281)
             Amortization of premium on available-for-sale
               marketable securities                                  (36)           (371)         (1,269)
             Foreign currency translation differences                (416)           (198)           (470)
                                                               ----------      ----------      ----------
          Financial expenses                                         (490)           (682)         (2,020)
                                                               ----------      ----------      ----------
          Capital loss on property and equipment                       --             (61)            (37)
                                                               ----------      ----------      ----------
          Financial income and other, net                      $    3,091      $    6,565      $    4,021
                                                               ==========      ==========      ==========

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 14:  SEGMENT, CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company and its subsidiaries operate in one industry segment, the development and marketing of performance software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

          a.   Summary information about geographical areas:

               The following presents total revenues by customer location for the years ended December 31, 2000, 2001 and 2002 and long-lived assets as of December 31, 2001 and 2002.

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
                                                                              IN THOUSANDS
                                                               ------------------------------------------
               Revenues from sales to unaffiliated customers:
               U.S.A.                                          $   17,737      $   33,142      $   47,646
               North and South America (excluding U.S.A.)           1,469           3,209           3,104
               Asia                                                 3,181           4,738           5,424
               United Kingdom                                       2,074           5,747           6,085
               Europe and others (excluding the United Kingdom)     3,087           8,761          13,741
                                                               ----------      ----------      ----------
                                                               $   27,548      $   55,597      $   76,000
                                                               ==========      ==========      ==========


                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  2001            2002
                                                               ----------      ----------
                                                                      IN THOUSANDS
                                                               --------------------------
               Long-lived assets, by geographic region:
               Israel                                          $    3,956      $    3,134
               United States                                       45,635          59,399
               Europe and others                                    1,687           2,160
                                                               ----------      ----------
                                                               $   51,278      $   64,693
                                                               ==========      ==========

          b.   Major customer data as a percentage of total revenues:

                                                                              DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
               Customer A                                           7%             13%              2%
               Customer B                                          23%             18%             10%

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

NOTE 15:  EARNING (LOSS) PER SHARE

          The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

          1)   Numerator

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
                                                                      NUMBER OF SHARES IN THOUSANDS
                                                               ------------------------------------------
               Net income (loss) to ordinary shareholders          (9,905)            923           3,591
                                                               ==========      ==========      ==========


          2)   Denominator

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            2001            2002
                                                               ----------      ----------      ----------
                                                                      NUMBER OF SHARES IN THOUSANDS
                                                               ------------------------------------------

          Weighted average number of shares used
            for basic net earnings (loss) per share                12,901          26,745          28,843

          Effect of dilutive securities:
            Employee stock options                                     --           3,226           2,108
            Contingent consideration                                   --              --             259
                                                               ----------      ----------      ----------
          Dilutive potential ordinary shares                           --           3,226           2,367

          Weighted average number of shares used
            for diluted net earnings (loss) per share -
            adjusted weighted average shares, assumed
            exercise of options and contingent
            consideration                                          12,901          29,971          31,210
                                                               ==========      ==========      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRECISE SOFTWARE SOLUTIONS LTD.
Date: March 13, 2003

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


      SIGNATURE                      TITLE(S)                      DATE
      ---------                      --------                      ----

/s/ Shimon Alon              Chief Executive Officer           March 13, 2003
----------------------       and Director
    Shimon Alon              (Principal Executive Officer)

/s/ Marc J. Venator          Chief Financial Officer           March 13, 2003
----------------------       (Principal Financial and
    Marc J. Venator          Accounting Officer)

/s/ Ron Zuckerman            Director and Chairman             March 13, 2003
----------------------       of the Board of Directors
    Ron Zuckerman

/s/ Robert J. Dolan          Director                          March 13, 2003
----------------------
    Robert J. Dolan

/s/ Gary L. Fuhrman          Director                          March 13, 2003
----------------------
    Gary L. Fuhrman

/s/ Michael J. Miracle       Director                          March 13, 2003
----------------------
    Michael J. Miracle

/s/ Mary A. Palermo          Director                          March 13, 2003
----------------------
    Mary A. Palermo

/s/ Anton Simunovic          Director                          March 13, 2003
----------------------
    Anton Simunovic

                                 CERTIFICATIONS
                                 --------------

I, Shimon Alon, certify that:

1. I have reviewed this annual report on Form 10-K of Precise Software Solutions Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                                 /s/ Shimon Alon
                                                     -----------------------
                                                     Shimon Alon
                                                     Chief Executive Officer

I, Marc J. Venator, certify that:

1. I have reviewed this annual report on Form 10-K of Precise Software Solutions Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003                                 /s/ Marc J. Venator
                                                     -----------------------
                                                     Marc J. Venator
                                                     Chief Financial Officer

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

     EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
     ------                      -----------------------
     2.1(1)     Agreement and Plan of Merger dated as of October 27 2000 by and among Precise Software Solutions Ltd., Precise Acquisition
                Corporation, Savant Corporation and certain stockholders of
                Savant Corporation
     2.2(1)     Amendment to Agreement and Plan of Merger dated as of November
                13, 2000 by and among Precise Software Solutions Ltd., Precise
                Acquisition Corporation, Savant Corporation and Certain
                Stockholders of Savant Corporation
     2.3(2)     Agreement and Plan of Merger dated as of September 4, 2001 by and among Precise Software Solutions Ltd., WQ Acquisition
                Corporation, W. Quinn Associates, Inc. and certain stockholders of W. Quinn Associates, Inc.
     2.3(3)     Agreement and Plan of Merger dated as of December 19, 2002 by and among VERITAS Software Corporation, Argon Merger Sub Ltd.
                and Precise Software Solutions Ltd.
     3.1(4)     Memorandum of Association of Registrant (English translation)
     3.2(4)     Amendment to Memorandum of Association of Registrant, dated
                April 12, 2000 (English translation)
     3.3(5)     Amended and Restated Articles of Association of Registrant
     4.1(4)     Specimen of Ordinary Share Certificate
     10.1(6)    Lease Agreement by and between Precise Software Solutions Ltd.,
                Ness B.S.G. Ltd. and Ilan Gat Engineers Ltd. dated November 2001
                (English translation)
     10.2(4)    Sublease Agreement, by and between the Travelers Indemnity
                Company and Precise Software Solutions, Inc. dated June 3, 1999
     10.3(4)+   Application Software Vendor Agreement by and between Precise and
                Amdocs UK Limited dated January 12, 1998
     10.4(4)+   Software License Agreement by and between Precise and EMC
                Corporation dated March 19, 1999 and the amendments thereto dated October 5, 1999 and December 13, 1999
     10.5(4)    Letter Agreement between Precise and EMC Investment Corporation dated April 18, 2000, as amended May 19, 2000 and June 26, 2000
     10.6(7)    Registration Rights Agreement, dated as of December 5, 2000, between Precise Software Solutions Ltd. and Richard North as agent for the stockholders of Savant Corporation
     10.7(3)    Registration Rights Agreement, dated as of September, 2001, between Precise Software Solutions Ltd. and the parties named therein as agent for the stockholders of W. Quinn Associates,
                Inc.
     10.8(8)    Employment Agreement dated as of November 23, 1998, as amended, between Precise and Shimon Alon
     10.9(9)    Employment Agreement dated as of February 8, 2002, between
                Precise and Benjamin H. Nye
     10.10(10)  Employment Agreement dated as of August 1, 2002, between Precise
                Software Solutions Ltd. and Itzhak ("Aki") Ratner
     10.11(10)  Employment Agreement dated as of August 1, 2002, between Precise
                Software Solutions, Inc. and Itzhak ("Aki") Ratner
     10.12(10)  Employment Agreement dated as of September 3, 2002, between
                Precise Software Solutions, Inc. and Marc J. Venator
     10.13(4)   1995 Share Option and Incentive Plan
     10.14(11)  Amended and Restated 1998 Share Option and Incentive Plan
     10.15(9)   Amended 2000 Employee Share Purchase Plan
     10.16(8)   Form of indemnification agreement between Precise Software
                Solutions Ltd. and its executive officers
     10.17(8)   Form of indemnification agreement between Precise Software
                Solutions, Inc. and its executive officers
     10.18(6)   Lease Agreement by and between Campus Commons, LLC and W. Quinn
                Associates, Inc. dated May 4, 1999
     21.1       Subsidiaries of the Registrant
     23.1       Consent of Kost, Forer & Gabbay, a member of Ernst and Young
                Global
     24.1       Powers of Attorney (included on page II-1)
     99.1       Certification of Principal Executive Officer
     99.2       Certification of Principal Financial Officer

------------

 + The Securities and Exchange Commission granted confidential treatment as to certain portions, which portions were separately filed with the Securities and Exchange Commission pursuant to a confidential treatment request.
(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-48878).
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K filed September 19, 2001.
(3) Incorporated by reference to the exhibits of the registrant's current report on Form 8-K filed December 24, 2002.
(4) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992).
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992) and the registrant's definitive proxy statement filed on April 11, 2001.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2001.
(7) Incorporated by reference to the exhibits of the registrant's current report on Form 8-K filed December 20, 2000.
(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the exhibits of the registrant's quarterly report on Form 10-Q for the period ended March 31, 2002.
(10) Incorporated by reference to the exhibits of the registrant's quarterly report on Form 10-Q for the period ended June 30, 2002.
(11) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed April 30, 2002.