Form 10-Q
period 2003-03-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2003-05-14
CIK 1111553

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended ______MARCH 31, 2003

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


     Indicate by check |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [_]

     At May 9, 2003, 30,301,970 of the registrant's ordinary shares (par value, 0.03 NIS per share) were outstanding.

================================================================================

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                           PAGE

PART I: FINANCIAL INFORMATION

     ITEM 1.  Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of
              March 31, 2003 (unaudited) and December 31, 2002..............4-5

              Condensed Consolidated Statements of Operations
              (unaudited) for the three months ended March 31,
              2003 and 2002..................................................6

              Condensed Consolidated Statements of Cash Flows
              (unaudited) for the three months ended
              March 31, 2003 and 2002.......................................7-8

              Notes to Condensed Consolidated Financial
              Statements (unaudited)........................................9-14

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................15-21

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....21

     ITEM 4. Controls and Procedures........................................21

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

     ITEM 3. Defaults Upon Senior Securities.................................*

     ITEM 4. Matters Submitted to a Vote of Security Holders.................*

     ITEM 5. Other Information...............................................*

     ITEM 6. Exhibits and Reports on Form 8-K...............................22


SIGNATURES..................................................................23

CERTIFICATIONS.............................................................24-25


*No information provided due to inapplicability of item.

                         PRECISE SOFTWARE SOLUTIONS LTD.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                 DECEMBER 31,      MARCH 31,
                                                                    2002             2003
                                                                ------------     ------------
                                                                   AUDITED         UNAUDITED
                                                                ------------     ------------
    ASSETS

Current assets:
  Cash and cash equivalents                                     $     13,870     $     17,445
  Marketable securities                                               71,754           69,974
  Trade receivables, net of allowance for doubtful accounts
    (2002 - $278, 2003 - $378)                                        18,065           21,218
  Other accounts receivable and prepaid expenses                       3,114            3,576
                                                                ------------     ------------
Total current assets                                                 106,803          112,213

Marketable securities, non-current                                    54,571           51,912

Severance pay fund                                                       951            1,005

Property and equipment, net                                            4,604            4,384

Other receivables, non-current                                         2,700            3,555

Other intangible assets, net                                          12,778           11,785

Goodwill                                                              44,611           44,656
                                                                ------------     ------------

Total assets                                                    $    227,018     $    229,510
                                                                ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                DECEMBER 31,       MARCH 31,
                                                                    2002             2003
                                                                ------------     ------------
                                                                  AUDITED         UNAUDITED
                                                                ------------     ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade payables                                                $      1,297     $      1,045
  Deferred revenues                                                    9,400           10,382
  Employees and payroll accruals                                       5,624            5,534
  Accrued expenses                                                     2,161            1,896
  Other current liabilities                                            1,800            1,969
                                                                ------------     ------------
Total current liabilities                                             20,282           20,826
                                                                ------------     ------------

Long-term liabilities:

  Capital lease obligation                                                85               73
  Accrued severance pay                                                1,207            1,254
                                                                ------------     ------------
Total long-term liabilities                                            1,292            1,327
                                                                ------------     ------------

SHAREHOLDERS' EQUITY:
  Ordinary shares and additional paid-in capital                     225,998          227,618
  Deferred stock compensation                                            (77)             (55)
  Accumulated other comprehensive income                               1,356            1,080
  Accumulated deficit                                                (21,833)         (21,286)
                                                                ------------     ------------

Total shareholders' equity                                           205,444          207,357
                                                                ------------     ------------

Total liabilities and shareholders' equity                      $    227,018     $    229,510
                                                                ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                    2002             2003
                                                                ------------     ------------
Revenues:
   Software licenses                                            $     12,402     $     15,294
   Services                                                            4,692            6,861
                                                                ------------     ------------
Total revenues                                                        17,094           22,155
                                                                ------------     ------------

Cost of revenues:

   Software licenses                                                     132              259
   Services                                                            1,065            2,101
   Amortization of acquired technology                                   463              553
                                                                ------------     ------------
Total cost of revenues                                                 1,660            2,913
                                                                ------------     ------------

Gross profit                                                          15,434           19,242
                                                                ------------     ------------

Operating expenses:

   Research and development                                            3,250            3,381
   Sales and marketing                                                 9,810           12,200
   General and administrative                                          2,165            2,362
   Amortization of deferred stock compensation                           188               18
   Amortization of intangible assets                                     302              466
   VERITAS acquisition related expenses                                    -              739
                                                                ------------     ------------
Total operating expenses                                              15,715           19,166
                                                                ------------     ------------

Operating income (loss)                                                 (281)              76
Financial income and other, net                                        1,003              779
                                                                ------------     ------------

Income before income taxes                                               722              855
Income taxes                                                              72              308
                                                                ------------     ------------

Net income                                                      $        650     $        547
                                                                ============     ============
Net earnings per share:

   Basic and diluted net earnings per share                     $       0.02     $       0.02
                                                                ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    2002             2003
                                                                ------------     ------------
                                                                          UNAUDITED
                                                                -----------------------------
Cash flows from operating activities:
 Net income                                                     $        650     $        547
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation                                                         488              506
   Loss on sale of property and equipment                                 40              --
   Amortization of debenture premium on available-for-sale
    marketable securities                                                262              424
   Amortization of deferred stock compensation                           188               18
   Amortization of acquired technology                                   463              553
   Amortization of intangible assets                                     302              466
   Decrease (increase) in trade receivables, net                         618           (3,110)
   Increase in other accounts receivable and prepaid expenses           (932)            (459)
   Decrease in other receivables, non-current                            410              --
   Decrease in trade payables                                           (469)            (254)
   Increase in deferred revenues                                         889              969
   Increase (decrease) in employees and payroll accruals               1,458             (102)
   Decrease in other current liabilities and accrued expenses            (85)            (102)
   Decrease in accrued severance pay, net                                 (2)              (7)
                                                                ------------     ------------

Net cash provided by (used in) operating activities                    4,280             (551)
                                                                ------------     ------------

Cash flows from investing activities:

   Purchase of property and equipment                                   (347)            (286)
   Purchase of available-for-sale marketable securities              (14,732)         (18,701)
   Purchase of goodwill and intangible assets                           (984)             (71)
   Increase in other receivables, non-current                            --              (855)
   Proceeds from redemption of available-for-sale
    marketable securities                                             11,500           19,915
   Proceeds from sale of marketable securities                           747            2,500
                                                                ------------     ------------

Net cash provided by (used in) investing activities             $     (3,816)    $      2,502
                                                                ------------     ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                         PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                    2002             2003
                                                                ------------     ------------
                                                                          UNAUDITED
                                                                -----------------------------
Cash flows from financing activities:
   Proceeds from issuance of shares, net                                 --               502
   Proceeds from exercise of options, net                              3,960            1,122
   Repayment of long-term debt                                            (7)             (15)
                                                                ------------     ------------

Net cash provided by financing activities                              3,953            1,609
                                                                ------------     ------------

Effect of exchange rate change on cash and cash equivalents               13               15
                                                                ------------     ------------

Increase  in cash and cash equivalents                                 4,430            3,575
Cash and cash equivalents at the beginning of the period              35,144           13,870
                                                                ------------     ------------

Cash and cash equivalents at the end of the period              $     39,574     $     17,445
                                                                ============     ============

            Supplemental disclosure of cash flows activities:
            -------------------------------------------------

            Non cash transactions:

               Purchased technology                             $        597     $        --
                                                                ============     ============
               Capital lease obligation                         $         41     $        --
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

        c. Accounting:

           The accompanying condensed interim consolidated financial statements have been prepared by Precise in accordance with generally accepted accounting principles in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of Precise and its wholly-owned subsidiaries collectively. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2003 and the operating results for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission.

           The results of operations for the three month periods ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2003.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Cash and cash equivalents:

           Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

        b. Marketable securities:

           The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

           Management determines the proper classification of investments in obligations with fixed maturities in marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2003, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations in financial income and other, net.

        c. Other intangible assets, net:

           Acquired technology, trademarks and customer relationships, patents and other intangible assets are stated at amortized cost.

           Intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001, are being amortized on a straight-line basis over their useful life in accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Acquired technology, trademarks and customer relationships, patents and other intangible assets are amortized using the straight-line method over their estimated useful life, which is three to seven years.

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

        d. Goodwill:

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

           The Company's goodwill is reviewed for impairment in accordance SFAS No. 142. As of March 31, 2003, no impairment losses were identified.

        e. Revenue recognition:

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

           The Company and its subsidiaries are entitled to fees from its resellers and OEMs upon the sublicensing of the Company's products to end-users. Generally, fees due from the resellers and OEMs are recognized when such fees are reported to the Company upon the sublicensing of the products by the OEMs.

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

           Deferred revenue includes unearned amounts received under maintenance and support contracts and amounts received from customers but not recognized as revenues.

        f. Reclassification:

           The amortization of acquired technology has been reclassified from amortization of goodwill and intangible assets to cost of revenues to conform to current period presentation.

NOTE 3: SHAREHOLDERS' EQUITY

        a. Stock options plans:

           The following table summarizes information about stock options outstanding as of March 31, 2003:

                                                                 NUMBER OF     WEIGHTED AVERAGE
                                                                  OPTIONS       EXERCISE PRICE
                                                                ------------     ------------
               Outstanding at December 31, 2002                    7,887,267     $      11.62
               Granted                                                   --               --
               Exercised                                            (226,337)            5.55
               Forfeited                                            (172,517)           13.40
                                                                ------------     ------------

               Outstanding at March 31, 2003 (unaudited)           7,488,413     $      11.76
                                                                ============     ============

        b. Pro forma information under SFAS No. 123:

               Under SFAS No. 123 "Accounting for Stock-Based Compensation", Pro forma information regarding net loss and net loss per share is required for grants issued after December 1994 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant, using the Black-Scholes Option Valuation Model, with the following assumptions for 2002 and 2003, respectively: weighted-average risk-free interest rates of 4% and 3%; a dividend yield of 0% for each year; expected volatility of 0.86 and 0.65 for each year; and a weighted-average expected life of the option of, 2.97 and 3 years.

           Pro forma information under SFAS 123 (in thousands, except per share data):

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                      2002             2003
                                                                  ------------     ------------
                                                                            UNAUDITED
                                                                  -----------------------------
               Net income, as reported                            $        650     $        547
                                                                  ============     ============

               Add: stock-based employee compensation expense
               included in reported net income                             188               18

               Deduct: total stock-based employee compensation
               expense determined under fair value based method          2,849            2,177
                                                                  ------------     ------------

               Pro forma net loss                                 $     (2,011)    $     (1,612)
                                                                  ============     ============

               Pro forma basic and diluted net loss per share     $      (0.07)    $      (0.05)
                                                                  ============     ============

NOTE 4: INCOME TAXES

           Israeli tax reform:

           On January 1, 2003, the Law for Amendment of the Income Tax Ordinance (Amendment No. 132) 5762-2002, known as the tax reform, became effective. The tax reform changed the Israeli tax system from a territorial tax method into a personal tax method on a global basis. The increase in the Company's income taxes in the first quarter of 2003 was mainly a result of the tax reform in Israel.

NOTE 5: EARNINGS PER SHARE

           Basic net earnings per share is computed based on the weighted average number of ordinary shares outstanding during each period. Diluted net earnings per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with FASB Statement No. 128, "Earnings per Share."

           The following table presents the calculation of unaudited basic and diluted net earnings per share (in thousands, except per share data):

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                    2002             2003
                                                                ------------     ------------
                                                                          UNAUDITED
                                                                -----------------------------
               Net income                                       $        650     $        547
                                                                ============     ============

               Weighted average number of shares used in
                computing basic net earnings per share
                                                                      28,240           30,128
               Effect of dilutive stock options                        3,428            2,429
                                                                ------------     ------------
               Weighted average number of shares used in
                computing diluted net earnings per share                31,668         32,557
                                                                ============     ============

               Basic and diluted net earnings per share         $       0.02     $       0.02
                                                                ============     ============

NOTE 6: COMPREHENSIVE INCOME

           The components of comprehensive income (loss) are as follows (in thousands):

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------
                                                                       2002             2003
                                                                   ------------     ------------
                                                                             UNAUDITED
                                                                   -----------------------------
               Net income                                          $        650     $        547

               Other comprehensive income:

                  Change in net unrealized gains on investments            (841)            (301)
                  Change in exchange rate differences                         5               25
                                                                   ------------     ------------

               Total                                               $       (186)    $        271
                                                                   ============     ============

NOTE 7: GEOGRAPHIC INFORMATION

           The Company and its subsidiaries operate in one industry segment, the development and marketing of performance management software products. See Note 1 for a brief description of the Company's business. The following data is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

           The following presents total revenues by customer location for the periods ended March 31, 2002 and 2003 and long-lived assets as of December 31, 2002 and March 31, 2003.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    2002             2003
                                                                ------------     ------------
                                                                          UNAUDITED
                                                                -----------------------------
               Revenues from sales to unaffiliated customers:
                 U.S.A.                                         $     10,049     $     13,381
                 North and South America (excluding U.S.A)               875              666
                 Asia                                                  1,475            1,092
                 United Kingdom                                        2,265            3,457
                 Europe and others (excluding United Kingdom)          2,430            3,559
                                                                ------------     ------------

                                                                $     17,094     $     22,155
                                                                ============     ============


                                                                 DECEMBER 31,      MARCH 31,
                                                                    2002             2003
                                                                ------------     ------------
                                                                   AUDITED         UNAUDITED
                                                                ------------     ------------

               Long-lived assets, by geographic region:

                 Israel                                         $      3,134     $      2,369
                 United States                                        59,399           59,851
                 Europe and others                                     2,160            2,160
                                                                ------------     ------------

                                                                $     64,693     $     64,380
                                                                ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. Precise makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 2, the words "anticipate," "believe," "expect," "intend," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

      CRITICAL ACCOUNTING POLICIES

      IN DECEMBER 2001, THE SEC REQUESTED THAT ALL REGISTRANTS DISCUSS THEIR "CRITICAL ACCOUNTING POLICIES." A CRITICAL ACCOUNTING POLICY IS A POLICY THAT IS BOTH IMPORTANT TO THE PORTRAYAL OF OUR FINANCIAL CONDITION AND RESULTS AND REQUIRES SUBJECTIVE OR COMPLEX JUDGMENTS, OFTEN AS A RESULT OF THE NEED TO MAKE ESTIMATES ABOUT THE EFFECT OF MATTERS THAT ARE INHERENTLY UNCERTAIN. WHILE OUR SIGNIFICANT ACCOUNTING POLICIES ARE DISCUSSED IN NOTE 3 TO OUR CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN OUR ANNUAL REPORT ON FORM 10-K, WE BELIEVE THE FOLLOWING ACCOUNTING POLICIES TO BE CRITICAL:

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

      Generally, revenues from our OEMs and resellers are recognized when we receive reports of fees due upon the sublicensing of our products by the OEMs and resellers.

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

      GOODWILL AND OTHER INTANGIBLE ASSETS. As discussed in Note 3 to our 2002 annual consolidated financial statements on the Form 10-K, we adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets," for acquisitions on or after July 1, 2001, and have not amortized the associated goodwill for 2001 or 2002. We adopted the pronouncement related to acquisitions that occurred prior to July 1, 2001 at January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis. At March 31, 2003, we had $44.7 million in goodwill.

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

      MARKETABLE SECURITIES. We account for investments in debt and equity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluate such designations as of each balance sheet date. At March 31, 2003, all securities were designated as available-for-sale. Accordingly, the available-for-sale securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, accumulated other comprehensive income. Amortization of premium and accretion of discounts are included in financial income and other, net. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations.

RESULTS OF OPERATIONS

      The following table presents certain condensed consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                    Three months ended March 31,

Percent of Total Revenues:                             2002              2003
  Revenues:

   Software licenses.............................       73%               69%
   Services......................................       27                31
                                                       ---               ---
        Total revenues...........................      100               100
  Cost of revenues:
   Software licenses.............................        1                 1
   Services......................................        6                10
   Amortization of acquired technology...........        3                 3
                                                       ---               ---
        Total cost of revenues...................       10                14
                                                       ---               ---
Gross profit.....................................       90                86
Operating expenses:
  Research and development.......................       19                15
  Sales and marketing............................       57                55
  General and administrative                            13                11
  Amortization of deferred stock compensation....        1                 -
  Amortization of intangible assets                      2                 2
  VERITAS acquisition related expenses                   -                 3
                                                       ---               ---
        Total operating expenses.................       92                86
                                                       ---               ---
Operating income (loss)..........................       (2)                -
Financial income and other, net..................        6                 4
                                                       ---               ---
Income before income taxes.......................        4                 4
Income taxes.....................................        -                 1
                                                       ---               ---
Net income ......................................        4%                3%
                                                       ===               ===

      REVENUES

      We derive our revenues from the sale of software licenses and from services consisting primarily of maintenance fees, and, to a lesser extent, professional services. Total revenues were $22.2 million for the three months ended March 31, 2003 and $17.1 million for the comparable quarter of 2002, representing an increase of $5.1 million, or 30%.

      Revenues from sales of software licenses were $15.3 million for the three months ended March 31, 2003 and $12.4 million for the comparable quarter of 2002, representing an increase of $2.9 million, or 23%. The increase in software license revenue is due to a $2.4 million increase from the expansion of our direct and indirect sales channels and an increase of $473,000 in software license revenue attributable to our strategic relationships.

      Revenues from services were $6.9 million for the three months ended March 31, 2003 and $4.7 million for the comparable quarter of 2002, representing an increase of $2.2 million, or 46%. Of the increase in service revenue, $1.4 million is attributable to additional professional services and $784,000 is attributable to additional maintenance agreements from new software license sales and renewals of annual maintenance agreements with existing customers.

      COST OF REVENUES

      Cost of revenues consists of costs associated with generating software license and service revenues together with the amortization of acquired technology. Cost of revenues was $2.9 million for the three months ended March 31, 2003 and $1.7 million for the comparable quarter of 2002, representing an increase of $1.2 million, or 75%. The increase in cost of revenues is due to a change in revenue mix, as our professional services business, which delivers lower gross margins than software licenses and maintenance, grew significantly.

      Cost of software license revenues consists primarily of third party royalties, production costs and referral fees. Cost of software license revenues was $259,000 for the three months ended March 31, 2003 and $132,000 for the comparable quarter of 2002, representing an increase of $127,000, or 96%. Cost of software license revenues, as a percentage of total software license revenues, was 2% for the three months ended March 31, 2003 and 1% in the comparable quarter of 2002. The increase is primarily attributable to higher referral fees.

      Cost of service revenues consists primarily of costs related to personnel providing customer support and professional services. Cost of service revenues was $2.1 million for the three months ended March 31, 2003 and $1.1 million for the comparable quarter of 2002, representing an increase of $1.0 million, or 97%. The increase is due to the continued increase in the number of customer support personnel hired to service our growing customer base and to the hiring of additional personnel to provide professional services. Cost of service revenues as a percentage of service revenues was 31% for the three months ended March 31, 2003 and 23% in the comparable quarter of 2002. The increase in cost of services revenues is due to a change in the revenue mix, as our professional service business, which delivers lower gross margins than our software maintenance business, grew at a faster rate than software maintenance revenues.

      Amortization of acquired technology was $553,000 and $463,000 for the three months ended March 31, 2003 and 2002, respectively, representing an increase of $90,000. The increase is attributable to a full quarter of amortization relating to a technology purchase made in February 2002.

      RESEARCH AND DEVELOPMENT

      Research and development expenses consist primarily of costs related to research and development personnel, including salaries and other personnel-related expenses, sub-contracting fees, facilities and computer equipment used in our product and technology development. Research and development expenses were $3.4 million for the three months ended March 31, 2003 and $3.2 million for the comparable period of 2002, representing an increase of $131,000, or 4%. The increase is primarily attributable to an increase in payroll and headcount related expenses.

      SALES AND MARKETING

      Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commissions and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $12.2 million for the three months ended March 31, 2003 and $9.8 million for the comparable quarter of 2002, representing an increase of $2.4 million, or 24%. The increase is primarily due to an increase in payroll and headcount related expenses to support the growth of our sales force, which accounted for $1.6 million of the increase, a $600,000 increase in commission expenses attributable to the increase in software license revenues and a $165,000 increase in marketing expenses.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses consist primarily of salaries and other personnel-related expenses from our administrative and finance personnel, facilities, computer equipment and professional consulting fees. General and administrative expenses were $2.4 million for the three months ended March 31, 2003 and $2.2 million for the comparable quarter of 2002, representing an increase of $197,000, or 9%. The increase is primarily attributable to an increase in payroll and headcount related expenses.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION

      Amortization of deferred stock compensation was $18,000 and $188,000 for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of $170,000. The decrease is attributable to deferred stock compensation being fully amortized and options reaching the end of the vesting period for various individuals during this period. As of March 31, 2003, the unamortized deferred stock compensation balance is $55,000, most of which will be amortized during 2003.

      AMORTIZATION OF  INTANGIBLE ASSETS

      Amortization of intangible assets was $466,000 and $302,000 for the three months ended March 31, 2003 and 2002, respectively, representing an increase of $164,000. The increase is primarily attributable to amortization of intangible assets relating to the acquisition of The Middleware Company in June 2002.

      VERITAS ACQUISITION RELATED EXPENSES

      VERITAS acquisition related expenses consist of costs incurred in connection with the proposed merger between Precise and VERITAS Software Corporation, which was announced on December 19, 2002. For the quarter ended March 31, 2003, these costs amounted to $739,000 and consist primarily of professional consulting fees.

      FINANCIAL INCOME AND OTHER, NET

      Financial income and other, net, was $779,000 for the three months ended March 31, 2003 and $1.0 million for the comparable quarter of 2002, representing a decrease of $224,000, or 22%. The decrease is due to lower market interest rates earned on our investments.

      INCOME TAXES

Income tax expenses were $308,000 and $72,000 for the three months ended March 31, 2003 and 2002. The provision for income taxes as a percentage of income before taxes was 36% and 10% for the three months ended March 31, 2003 and 2002, respectively. The percentage increase was mainly a result of tax reform in Israel which became effective on January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, our principal source of liquidity was $139 million of cash and cash equivalents and marketable securities compared to $142 million at March 31, 2002. As of March 31, 2003, we had $73,000 of long-term debt outstanding relating to obligations under capital leases and an obligation for severance pay to Israeli employees of $1.3 million that is fully provided for by monthly deposits with severance pay funds, insurance policies and by an accrual. As of March 31, 2003, our accumulated deficit was $21.3 million.

      Net cash used in operating activities for the three months ended March 31, 2003 was $551,000 compared to $4.3 million in cash provided by operating activities for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 was primarily the result of an increase in trade and other receivables of $3.6 million. These items were offset primarily by the net income for the period of $547,000, various non-cash items of $2.0 million, and a $1.0 million increase in deferred revenue. Net cash provided by operating activities for the three months ended March 31, 2002 was primarily the result of net income for the period of $650,000, a $1.5 million increase in employee and payroll accruals, various non-cash charges of $1.7 million, and an $889,000 increase in deferred revenue.

      Net cash provided by investing activities was $2.5 million for the three months ended March 31, 2003 compared to $3.8 million in cash used in investing activities for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2003 consisted of proceeds from the redemption and sale of marketable securities of $22.4 million offset by purchases of available-for-sale marketable securities of $18.7 million and an increase in other receivables, non-current of $855,000. Investing activities for the three months ended March 31, 2002 consisted of purchases of available-for-sale marketable securities of $14.7 million and $1.0 million in goodwill and intangible asset purchases, offset by proceeds from the sale and redemption of marketable securities of $12.2 million. The majority of our capital investments were for computers, peripheral equipment and software.

      Net cash provided by financing activities was $1.6 million and $4.0 million for the three-month periods ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities for both the three months ended March 31, 2003 and 2002 were primarily from the proceeds from the exercise of options.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1  Certification of Principal Executive Officer

99.2  Certification of Principal Financial Officer

(b) Precise filed a Current Report on Form 8-K on May 1, 2003 furnishing a press release containing its financial results for the three months ended March 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PRECISE SOFTWARE SOLUTIONS LTD.


Date        5/14/03              By  /s/ Shimon Alon
      -------------------           --------------------------------------------
                                    Shimon Alon, Chief Executive Officer

Date        5/14/03              By  /s/ Marc J. Venator
      -------------------           --------------------------------------------
                                    Marc J. Venator, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Shimon Alon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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


/s/ Shimon Alon                          Date: May 14, 2003
---------------------------
Shimon Alon,
Chief Executive Officer

I, Marc Venator, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of March 31, 2003;

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

/s/ Marc J. Venator                      Date: May 14, 2003
---------------------------
Marc J. Venator,
Chief Financial Officer