Form 10-K/A
period 2002-12-31
PRECISE SOFTWARE SOLUTIONS LTD
filed 2003-05-27
CIK 1111553

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   Form 10-K/A
                                 Amendment No. 1

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to _________

                        Commission File Number 000-30828

                         PRECISE SOFTWARE SOLUTIONS LTD.
             (Exact Name of registrant as specified in its charter)

             Israel                                         Not Applicable
 (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)

         10 Hata'asiya Street                                   60408
            P.O. Box 1066                                     (Zip Code)
          Or-Yehuda, Israel
(Address of Principal Executive Offices)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                EXPLANATORY NOTE

     This Amendment No.1 on 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of amending the items of our Annual Report on Form 10-K for the year ended December 31, 2002, as listed below. The amendment (1) quantifies the contribution of various previously-disclosed factors that contributed to year-to-year changes described in our Management's Discussion and Analysis of Financial Condition and Results of Operations and (2) reclassifies the amortization of acquired technology from amortization of goodwill and intangible assets to cost of revenues in our Financial Statements and Supplementary Data.

     This report amends the following items contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 13, 2003:

o    Item 6 (Selected Financial Data),

o Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations),

o    Item 8 (Financial Statements and Supplementary Data), and

o    Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

      In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

                                TABLE OF CONTENTS


Part II

Item 6.   Selected Consolidated Financial Data................................1
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................2
Item 8.   Financial Statements and Supplementary Data........................21

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....22

Index to Consolidated Financial Statements..................................F-1

SIGNATURES.................................................................II-1

INDEX TO EXHIBITS..........................................................II-2

                                     PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A.

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

                                                                            Year Ended December 31,
                                                         -------------------------------------------------------------
                                                            1998         1999         2000         2001         2002
                                                         ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenues:
  Software licenses ..................................   $   5,331    $   9,770    $  22,968    $  43,903    $  52,672
  Services ...........................................         858        1,844        4,580       11,694       23,328
                                                         ---------    ---------    ---------    ---------    ---------
        Total revenues ...............................       6,189       11,614       27,548       55,597       76,000
Cost of revenues:
  Software licenses ..................................         522          741          742          362          628
  Services, net ......................................         198          906        1,693        3,143        6,395
  Amortization of acquired technology ................        --           --              8        1,109        2,107
                                                         ---------    ---------    ---------    ---------    ---------
        Total cost of revenues .......................         720        1,647        2,443        4,614        9,130
                                                         ---------    ---------    ---------    ---------    ---------
Gross profit .........................................       5,469        9,967       25,105       50,983       66,870
                                                         ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Research and development, net ......................       2,214        2,891        4,987       10,924       12,793
  Sales and marketing, net ...........................       5,739        7,913       20,749       34,675       43,611
  General and administrative, net ....................       1,272        1,598        3,923        7,046        8,668
  Amortization of deferred stock compensation,
    goodwill and intangible assets ...................         300          234        6,242        3,861        1,887
  In-process research and development write-off ......        --           --          2,200           86         --
  Veritas acquisition related expenses ...............        --           --           --           --            131
                                                         ---------    ---------    ---------    ---------    ---------
        Total operating expenses .....................       9,525       12,636       38,101       56,592       67,090
                                                         ---------    ---------    ---------    ---------    ---------
Operating loss .......................................      (4,056)      (2,669)     (12,996)      (5,609)        (220)
Financial income and other, net ......................          34           71        3,091        6,565        4,021
                                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes ....................      (4,022)      (2,598)      (9,905)         956        3,801
Income taxes .........................................        --           --           --             33          210
                                                         ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................................   $  (4,022)   $  (2,598)   $  (9,905)   $     923    $   3,591
                                                         =========    =========    =========    =========    =========
Net earnings (loss) per share:
Basic and diluted net earnings (loss) per share ......   $   (1.31)   $   (0.79)   $   (0.77)   $    0.03    $    0.12
                                                         =========    =========    =========    =========    =========
Weighted average number of shares used in computing
  basic net earnings (loss) per share ................       3,077        3,299       12,901       26,745       28,843
                                                         =========    =========    =========    =========    =========
Weighted average number of shares used in computing
  diluted net earnings (loss) per share ..............       3,077        3,299       12,901       29,971       31,210
                                                         =========    =========    =========    =========    =========

                                                                                  December 31,
                                                         -------------------------------------------------------------
                                                            1998         1999         2000         2001         2002
                                                         ---------    ---------    ---------    ---------    ---------
                                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities .....   $     844    $   6,693    $ 149,410    $ 135,831    $ 140,195
Working capital ......................................         242        7,709      120,147       74,904       86,521
Total assets .........................................       4,333       12,986      178,681      203,183      227,018
Shareholders' equity .................................         742        8,293      166,876      185,659      205,444

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K/A are forward-looking statements that involve risks and uncertainties. Precise makes such forward-looking statements under the provisions of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words "anticipate," "believe," "expect," "intend," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the accompanying consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A.

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

     CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their "critical accounting policies." A critical accounting policy is a policy that is both important to the portrayal of our financial condition and results and requires subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K/A, we believe the following accounting policies to be critical:

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

RESULTS OF OPERATIONS

     The following table presents certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

                                                                     Years Ended December 31,
                                                                 ------------------------------
PERCENT OF TOTAL REVENUES:                                           2000      2001      2002
                                                                     ----      ----      ----
Revenues:
   Software licenses........................................          83%       79%       69%
   Services ................................................          17        21        31
                                                                 ----------------------------
      Total revenues .......................................         100       100       100
Cost of revenues:
   Software licenses .......................................           3         1         1
   Services, net ...........................................           6         5         8
   Amortization of acquired technology .....................         --          2         3
                                                                 ----------------------------
      Total cost of revenues ...............................           9         8        12
                                                                 ----------------------------
Gross profit ...............................................          91        92        88
Operating expenses:
   Research and development, net ...........................          18        20        17
   Sales and marketing, net ................................          75        62        57
   General and administrative, net .........................          14        13        11
   Amortization of deferred stock compensation..............          22         3         1
   Amortization of goodwill, intangible assets and IPR&D....           9         4         2
   Veritas acquisition related expenses.....................         --        --        --
                                                                 ----------------------------
      Total operating expenses .............................         138       102        88
                                                                 ----------------------------
Operating loss .............................................        (47)       (10)         -
Financial income and other, net ............................         11         12         5
                                                                 ----------------------------
Income (loss) before income taxes ..........................        (36)         2         5
Income taxes ...............................................
                                                                     --        --        --
                                                                 ----------------------------
Net income (loss) ..........................................        (36)%        2%        5%
                                                                 ============================

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

     Revenues from sales of software licenses were $23.0 million, $43.9 million, and $52.7 million in 2000, 2001, and 2002, respectively, representing an increase of $20.9 million, or 91%, from 2000 to 2001, and an increase of $8.8 million, or 20%, from 2001 to 2002. The increase in software license revenue from 2000 to 2001 is due to a $12.5 million increase from the expansion of our direct and indirect sales channels, including $3.5 million in sales of our acquired storage resource management products, and an increase of $8.4 million in software license revenue attributable to our strategic relationships. The increase in software license revenue from 2001 to 2002 is due to a $17.7 million increase from the expansion of our direct and indirect sales channels, including an increase of $8.6 million in storage resource management product sales, offset by a decline of $8.9 million in software license revenue attributable to our strategic relationships.

     Revenues from services were $4.6 million, $11.7 million, and $23.3 million in 2000, 2001, and 2002 respectively, representing an increase of $7.1 million, or 155%, from 2000 to 2001, and an increase of $11.6 million, or 99%, from 2001 to 2002. Of the increase in service revenue from 2000 to 2001, $5.6 million is attributable to additional maintenance agreements from new software license sales and renewals of annual maintenance agreements with existing customers and $1.5 million is attributable to additional professional services. Of the increase in service revenue from 2001 to 2002, $7.8 million is attributable to additional maintenance agreements from new software license sales and renewals of annual maintenance agreements with existing customers and $3.8 million is attributable to additional professional services.

     COST OF REVENUES

     Cost of revenues consists of costs associated with generating software license and service revenues. Cost of revenues were $2.4 million, $4.6 million, and $9.1 million in 2000, 2001, and 2002, respectively, representing an increase of $2.2 million, or 89%, from 2000 to 2001, and an increase of $4.5 million, or 98%, from 2001 to 2002. Cost of revenues as a percentage of total revenues were 9%, 8%, and 12% in 2000, 2001, and 2002, respectively. The decline in cost of revenues from 2000 to 2001 is explained in the following three paragraphs. The increase in cost of revenues from 2001 to 2002 is due to a change in revenue mix, as our services business, which delivers lower gross margins than software licenses, grew at a faster rate than license revenues.

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

     Amortization of acquired technology was $8,000, $1.1 million and $2.1 million in 2000, 2001, and 2002, respectively, representing an increase of $1.1 million from 2000 to 2001, and an increase of $1.0 million from 2001 to 2002. The increase from 2000 to 2001 is primarily attributable to amortization of intangible assets relating to our December 2000 acquisition of Savant Corporation ("Savant") and our September 2001 acquisition of W. Quinn Associates, Inc. ("W. Quinn"), which represented an increase of $900,000 and $100,000, respectively. The increase from 2001 to 2002 is primarily attributable to a full year of amortization of intangible assets for W. Quinn, which accounted for an increase of $300,000, and an additional $700,000 in expense relating to other technology purchases.

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

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of salaries and other personnel-related expenses, commission and other costs associated with our sales and marketing efforts. Sales and marketing expenses were $20.7 million, $34.7 million, and $43.6 million in 2000, 2001, and 2002, respectively, representing an increase of $14.0 million, or 67%, from 2000 to 2001, and an increase of $8.9 million, or 26%, from 2001 to 2002. The increase from 2000 to 2001 is primarily due to an increase in payroll and headcount related expenses to support the growth of our sales force, which accounted for $11.3 million of the increase, a $1.5 million increase in commission expenses attributable to the increase in software license revenues, and a $1.2 million increase in marketing spending which included trade shows, seminars, promotional activities and marketing headcount related costs. The increase from 2001 to 2002 is primarily due to an increase in payroll and headcount related expenses to support the growth of our sales force, which accounted for $7.4 million of the increase, a $1.3 million increase in commission expenses attributable to the increase in software license revenues and a $200,000 increase in marketing activities. As a percentage of total revenue, sales and marketing expenses have declined from 75% in 2000, to 62% in 2001 and to 57% in 2002, representing the most significant factor in our improving overall operating margins over that period. This trend reflects improving productivity within our direct sales force as well as leveraging marketing spending as we have grown.

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

     AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     Amortization of goodwill and intangible assets technology was $91,000, $1.9 million and $1.5 million in 2000, 2001, and 2002, respectively, representing an increase of $1.8 million from 2000 to 2001, and a decrease of $400,000 from 2001 to 2002. The increase from 2000 to 2001 is primarily attributable to amortization of goodwill and intangible assets relating to the acquisitions of Savant and W. Quinn, which represented an increase of $1.4 million and $300,000, respectively. The decrease from 2001 to 2002 is due to the discontinuance of goodwill amortization in accordance with the adoption of SFAS No.142 for acquisitions on or after July 1, 2001, which accounted for a decrease of $1.2 million, partially offset by a full year of amortization of intangible assets relating to the acquisition of W. Quinn, which accounted for an increase of $500,000, and an additional $300,000 in expense relating to other technology purchases. For further discussion see Note 3 to our consolidated financial statements.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table presents certain unaudited consolidated statement of operations data for each quarter of 2001 and 2002. We believe this information has been prepared on the same basis as our annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read together with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                             Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                          Mar 31,    June 30,    Sept 30,    Dec 31,     Mar 31,    June 30,    Sept 30,    Dec 31,
                                           2001        2001        2001       2001        2002        2002        2002       2002
                                        --------------------------------------------------------------------------------------------
Revenues:
  Software licenses .................   $  9,446    $  9,995    $ 11,300    $ 13,161    $ 12,402    $ 13,197    $ 12,562   $ 14,511
  Services ..........................      2,064       2,712       3,028       3,891       4,692       5,023       6,788      6,825
                                        --------------------------------------------------------------------------------------------
           Total revenues ...........     11,510      12,707      14,328      17,052      17,094      18,220      19,350     21,336
Cost of revenues:
  Software licenses .................         70          42          69         181         132         121         237        138
  Services, net .....................        745         702         766         931       1,065       1,334       1,963      2,033
  Amortization of acquired
     technology .....................        219         219         255         416         463         549         549        546
                                        --------------------------------------------------------------------------------------------
           Total cost of revenues ...      1,034         963       1,090       1,528       1,660       2,004       2,749      2,717
                                        --------------------------------------------------------------------------------------------
Gross profit ........................     10,476      11,744      13,238      15,524      15,434      16,216      16,601     18,619
Operating expenses:
  Research and development, net .....      2,236       2,688       2,850       3,149       3,250       3,189       3,199      3,155
  Sales and marketing, net ..........      7,633       8,121       8,688      10,233       9,810      10,532      10,738     12,531
  General and administrative, net ...      1,552       1,586       1,887       2,020       2,165       2,188       2,152      2,163
  Amortization of deferred stock
    compensation ....................        713         469         404         345         188          75          72         19
  Amortization of goodwill,
     intangible assets and IPR&D ....        419         435         578         585         302         338         430        463
  Veritas acquisition related
      expenses ......................        --          --          --          --          --          --          --         131
                                        --------------------------------------------------------------------------------------------
           Total operating expenses .     12,553      13,299      14,407      16,332      15,715      16,332      16,951     18,462
                                        --------------------------------------------------------------------------------------------
Operating income (loss) .............     (2,077)     (1,555)     (1,169)       (808)       (281)       (106)         10        157
Financial income and
     other, net .....................      2,106       1,765       1,621       1,073       1,003       1,016       1,094        908
                                        --------------------------------------------------------------------------------------------
Income before income taxes ..........         29         210         452         265         722         910       1,104      1,065
                                        --------------------------------------------------------------------------------------------
Income taxes ........................        --          --          --           33          72          80           8         50
                                        --------------------------------------------------------------------------------------------
Net income ..........................   $     29    $    210    $    452    $    232    $    650    $    830    $  1,096   $  1,015
                                        ============================================================================================

                                                                             Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                          Mar 31,    June 30,    Sept 30,    Dec 31,     Mar 31,    June 30,    Sept 30,    Dec 31,
                                           2001        2001        2001       2001        2002        2002        2002       2002
                                        --------------------------------------------------------------------------------------------
Percent of Total Revenues:
Revenues:
   Software licenses ................        82%         79%         79%        77%         73%         72%         65%        68%
   Services .........................        18          21          21         23          27          28          35         32
                                        --------------------------------------------------------------------------------------------
          Total revenues ............       100         100         100        100         100         100         100        100
Cost of revenues:
   Software licenses ................         1         --            1          1           1           1           1          1
   Services, net ....................         6           6           5          6           6           7          10          9
   Amortization of acquired
     technology .....................         2           2           2          2           3           3           3          3
                                        --------------------------------------------------------------------------------------------
          Total cost of revenues ....         9           8           8          9          10          11          14         13
                                        --------------------------------------------------------------------------------------------
Gross margin ........................        91          92          92         91          90          89          86         87
Operating expenses:
   Research and development, net.....        19          21          20         18          19          18          17         15
   Sales and marketing, net .........        66          64          61         60          57          58          56         58
   General and administrative, net...        14          12          13         12          13          12          11         10
   Amortization of deferred stock
      Compensation ..................         6           4           3          2           1         --          --         --
   Amortization of goodwill,
      intangible assets and IPR&D....         4           3           3          4           2           2           2          2
   Veritas acquisition related
       expenses......................       --          --          --         --          --          --          --           1
                                        --------------------------------------------------------------------------------------------
          Total operating expenses...       109         104         100         96          92          90          86         86
                                        --------------------------------------------------------------------------------------------
Operating income (loss)..............       (18)        (12)         (8)        (5)         (2)         (1)        --           1
Financial income and
      other, net ....................        18          14          11          6           6           6           6          4
                                        --------------------------------------------------------------------------------------------
Income before income taxes ..........       --            2           3          1           4           5           6          5
Income taxes.........................       --          --          --         --          --          --          --         --
                                        --------------------------------------------------------------------------------------------
Net income ..........................         0%          2%          3%         1%          4%          5%          6%         5%
                                        ============================================================================================

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

     Net cash provided by (used in) operating activities was $(0.7) million, $6.2 million and $8.6 million in 2000, 2001, and 2002, respectively. Net cash used in operating activities in 2000 was primarily the result of net losses of $9.9 million as well as increases in trade and other receivables of $4.6 million, which more than offset various non-cash charges of $9.0 million. Net cash provided by operating activities for both 2001 and 2002 was primarily the result of net income of $0.9 million and $3.6 million, respectively, various non-cash charges of $6.6 million and $7.3 million, respectively, and increases in deferred revenues of $2.1 million and $1.9 million, respectively, which more than offset higher trade and other receivables of $4.4 million and $5.1 million, respectively.

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

ACQUISITIONS AND INVESTMENTS

     In October 2002, we entered into a loan agreement relating to a loan of up to $3.4 million to a privately held U.S.-based company ("borrower"), which owns technology complementary to our technology. The loan terms provide that we will receive warrants of up to 7% of the capital stock of the borrower for nominal consideration, depending on the total amount loaned to the borrower. Concurrently with entering into the loan agreement, we loaned $0.6 million to the borrower, and we loaned an additional $1.9 million in November 2002. The loan is secured by a first lien on the assets of the borrower, bears interest at 10% and is due and payable within 30 days of a demand for payment by Precise. Concurrently with funding the loan in November 2002, we executed an agreement entitling us, in our discretion and upon satisfaction with a review of the business and assets of the borrower, to acquire all of the equity interests of the borrower through a merger for contingent payment based on the 2003 results of the borrower (up to a maximum of $44.4 million), after applying the aggregate amount loaned toward the purchase price. We have not performed the requisite business review of the borrower to determine whether we would be interested in acquiring the borrower and we are uncertain whether we will become interested in pursuing such an acquisition. We presently have no influence on the borrower's conduct of its business. We valued the warrants based on the total value of the borrower, which was considered to be immaterial.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Precise's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those set forth in the following risk factors and elsewhere in this Annual Report on Form 10-K/A. You should consider carefully each of the following risks and all of the other information in this Annual Report on Form 10-K/A and the documents we incorporate by reference before investing in our ordinary shares. You should also consider carefully the proxy statement/prospectus regarding our proposed merger with VERITAS when it becomes available because it will contain important information about the merger. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be adversely affected.

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

OUR OPERATIONS MAY BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR PERSONNEL TO PERFORM MILITARY SERVICE.

     Many of our employees in Israel are obligated to perform military reserve duty. In addition, in the event of a war, military or other conflict, including the ongoing conflict with the Palestinians and, specifically, the impending war in Iraq, individuals could be required to serve in the military for extended periods of time. Our operations could be disrupted by the absence for a significant period of time of one or more of our key employees or a significant number of our other employees due to military service. Any such disruption in our operations could harm our business.

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

BECAUSE THIS ANNUAL REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS, IT MAY NOT PROVE TO BE ACCURATE.

     This Annual Report on Form 10-K/A includes forward-looking statements. We use words like "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about Precise, the market for our products and the competition, including, among other things:

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, together with the related notes and independent auditors' report thereon, appear beginning on page F-1 of this Annual Report on Form 10-K/A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

          (1) Financial Statements: The financial statements included in Item 8 of Part II which appear beginning on page F-1 of this Annual Report on Form 10-K/A.

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


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002


                                 IN U.S. DOLLARS







                                      INDEX


                                                                         Page
                                                                       --------

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

[ERNST & YOUNG]


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

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         2000           2001           2002
                                                      ----------     ----------     ----------
Revenues:
   Software licenses                                  $   22,968     $   43,903     $   52,672
   Services                                                4,580         11,694         23,328
                                                      ----------     ----------     ----------
Total revenues                                            27,548         55,597         76,000
                                                      ----------     ----------     ----------
Cost of revenues:
   Software licenses                                         742            362            628
   Services (1)                                            1,693          3,143          6,395
   Amortization of acquired technology (*)                     8          1,109          2,107
                                                      ----------     ----------     ----------
Total cost of revenues                                     2,443          4,614          9,130
                                                      ----------     ----------     ----------
Gross profit                                              25,105         50,983         66,870
                                                      ----------     ----------     ----------
Operating expenses:
   Research and development (2)                            4,987         10,924         12,793
   Sales and marketing (3)                                20,749         34,675         43,611
   General and administrative (4)                          3,923          7,046          8,668
   Amortization of deferred stock compensation             6,151          1,930            354
   Amortization of goodwill and intangible assets (*)         91          1,931          1,533
   In-process research and development write-off           2,200             86             --
   Veritas acquisition related expenses                       --             --            131
                                                      ----------     ----------     ----------
Total operating expenses                                  38,101         56,592         67,090
                                                      ----------     ----------     ----------

Operating loss                                           (12,996)        (5,609)          (220)
Financial income and other, net                            3,091          6,565          4,021
                                                      ----------     ----------     ----------
Income (loss) before income taxes                         (9,905)           956          3,801
Income taxes                                                  --             33            210
                                                      ----------     ----------     ----------
Net income (loss)                                     $   (9,905)    $      923     $    3,591
                                                      ==========     ==========     ==========
Net earnings (loss) per share:
   Basic and diluted net earnings (loss) per share    $    (0.77)    $     0.03     $     0.12
                                                      ==========     ==========     ==========

-------------------
(*)  Reclassified
(1) Excludes $283, $12 and $2 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(2) Excludes $144, $59 and $34 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(3) Excludes $2,382, $419 and $170 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.
(4) Excludes $3,342, $1,440 and $148 in amortization of deferred stock compensation in 2000, 2001 and 2002, respectively.

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================
U.S. DOLLARS IN THOUSANDS


                                                                                ACCUMULATED
                                                       ADDITIONAL   DEFERRED       OTHER                     TOTAL        TOTAL
                                PREFERRED   ORDINARY     PAID-IN      STOCK    COMPREHENSIVE ACCUMULATED COMPREHENSIVE SHAREHOLDERS'
                                 SHARES      SHARES      CAPITAL   COMPENSATION    INCOME      DEFICIT   INCOME (LOSS)    EQUITY
                                ---------   ---------   ---------   ---------    ---------   ---------     ---------    ---------
Balance as of January 1, 2000   $      97   $      31   $  25,272   $    (665)   $      --   $ (16,442)    $      --    $   8,293
   Options issued pursuant to
     the acquisition of Knight
     Fisk Software Ltd.                --          --         199          --           --          --            --          199
   Issuance of shares in IPO, net
     of $ 1,628 offering costs         --          39      75,909          --           --          --            --       75,948
   Conversion of Preferred
     shares upon IPO                  (97)         97          --          --           --          --            --           --
   Issuance of shares in
     second public offering, net
     of $2,257 offering costs          --          21      71,423          --           --          --            --       71,444
   Exercise of options, net            --          12         468          --           --          --            --          480
   Issuance of shares pursuant
     to the acquisition of
     Savant Corporation                --           4      13,932          --           --          --            --       13,936
   Deferred stock compensation
     related to options
     granted to employees              --          --       8,203      (8,203)          --          --            --           --
   Amortization of deferred
     stock compensation                --          --          --       6,151           --          --            --        6,151
   Comprehensive loss:
   Unrealized holding gains on
     available-for-sale
     marketable securities             --          --          --          --          322          --     $     322          322
   Foreign currency
     translation adjustments           --          --          --          --            8          --             8            8
                                                                                                           ---------
   Total other comprehensive
     income                                                                                                      330
   Net loss                            --          --          --          --           --      (9,905)       (9,905)      (9,905)
                                ---------   ---------   ---------   ---------    ---------   ---------     ---------    ---------
Total comprehensive loss                                                                                   $  (9,575)
                                                                                                           =========
Balance as of December 31, 2000 $      --   $     204   $ 195,406   $  (2,717)   $     330   $ (26,347)                 $ 166,876
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

                                                                                ACCUMULATED
                                                       ADDITIONAL   DEFERRED       OTHER                     TOTAL        TOTAL
                                PREFERRED   ORDINARY     PAID-IN      STOCK    COMPREHENSIVE ACCUMULATED COMPREHENSIVE SHAREHOLDERS'
                                 SHARES      SHARES      CAPITAL   COMPENSATION    INCOME      DEFICIT   INCOME (LOSS)    EQUITY
                                ---------   ---------   ---------   ---------    ---------   ---------     ---------    ---------
Balance as of January 1, 2001   $      --   $     204   $ 195,406   $  (2,717)   $     330   $ (26,347)    $      --    $ 166,876
   Issuance of shares under ESPP       --           1         726          --           --          --            --          727
   Exercise of options, net            --          11       3,272          --           --          --            --        3,283
   Issuance of shares pursuant to
     the acquisition of W. Quinn       --           5      12,480          --           --          --            --       12,485
   Adjustments to Savant
     acquisition                       --          --      (1,426)         --           --          --            --       (1,426)
   Amortization of deferred stock
     compensation, net                 --          --        (243)      2,173           --          --            --        1,930
   Comprehensive income:
   Unrealized holding gains on
     available-for-sale marketable
     securities                        --          --          --          --          903          --     $     903          903
   Foreign currency translation
     adjustments                       --          --          --          --          (42)         --           (42)         (42)
                                                                                                                        ---------
   Total other comprehensive
     income                                                                                                      861
   Net income                          --          --          --          --           --         923           923          923
                                ---------   ---------   ---------   ---------    ---------   ---------     ---------    ---------
Total comprehensive income                                                                                 $   1,784
                                                                                                           =========
Balance as of December 31, 2001        --         221     210,215        (544)       1,191     (25,424)                   185,659
   Issuance of shares under ESPP       --          --         725          --           --          --            --          725
   Exercise of options, net            --           8       5,358          --           --          --            --        5,366
   Issuance of shares pursuant to
     the earn-out of W. Quinn          --           4       7,494          --           --          --            --        7,498
   Issuance of shares pursuant to
     the acquisition of Middleware     --           1       2,085          --           --          --            --        2,086
   Amortization of deferred stock
     compensation, net                 --          --        (113)        467           --          --            --          354
   Comprehensive income:
   Unrealized holding losses on
     available-for-sale marketable
     securities                        --          --          --          --         (298)         --     $    (298)        (298)
   Foreign currency translation
     adjustments                       --          --          --          --          463          --           463          463
                                                                                                           ---------
   Total other comprehensive
     income                                                                                                      165
   Net income                          --          --          --          --           --       3,591     $   3,591        3,591
                                ---------   ---------   ---------   ---------    ---------   ---------     ---------    ---------
Total comprehensive income                                                                                 $   3,756
                                                                                                           =========
Balance as of December 31, 2002 $      --   $     234   $ 225,764   $     (77)   $   1,356   $ (21,833)                 $ 205,444
                                =========   =========   =========   =========    =========   =========                  =========
Accumulated unrealized holding
  gains on available-for-sale                                                                              $     927
  marketable securities
Accumulated foreign currency
  translation adjustments                                                                                        429
                                                                                                           ---------
Total accumulated other comprehensive income                                                               $   1,356
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

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                 2000          2001          2002
                                                                              ----------    ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                          $   (9,905)   $      923    $    3,591
   Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation                                                                   603         1,329         2,060
      Loss on sale of equipment                                                       --            61            37
      Amortization of debenture premium/(accretion of discount) on
        available-for-sale marketable securities                                     (18)          109         1,231
      Amortization of deferred stock compensation                                  6,151         1,930           354
      Amortization of acquired technology                                              8         1,109         2,107
      Amortization of goodwill and intangible assets                                  91         1,931         1,533
      In-process research and development write-off                                2,200            86            --
      Increase in trade receivables                                               (1,386)       (5,680)       (5,041)
      Decrease (increase) in other accounts receivable and prepaid expenses       (3,248)        1,315           (61)
      Decrease in other receivables                                                   --            --           447
      Increase (decrease) in trade payables                                          588          (518)         (188)
      Increase in deferred revenues                                                  958         2,111         1,896
      Increase in employees and payroll accruals                                   2,946         1,044           299
      Increase in other current liabilities and accrued expenses                     174           393           396
      Increase (decrease) in accrued severance pay, net                              102            75          (110)
      Other                                                                            9           (40)           --
                                                                              ----------    ----------    ----------
Net cash provided by (used in) operating activities                                 (727)        6,178         8,551
                                                                              ----------    ----------    ----------
Cash flows from investing activities:
   Purchase of property and equipment                                             (2,089)       (3,274)       (1,495)
   Purchase of available-for-sale marketable securities                          (70,852)      (89,440)      (66,214)
   Purchase of other intangible assets                                              (765)       (1,328)       (1,617)
   Increase in other receivables, non-current                                         --            --        (2,647)
   Payment for acquisition of consolidated subsidiary (1)                           (507)           --            --
   Payment for acquisition of consolidated subsidiary (2)                         (2,787)           --            --
   Payment for acquisition of consolidated subsidiary (3)                             --       (20,641)           --
   Payment for acquisition of consolidated subsidiary (4)                             --            --        (3,257)
   Proceeds from sale of short-term deposits                                         888            --            --
   Proceeds from redemption of available-for-sale marketable securities            4,000        53,710        38,300
   Proceeds from sale of available-for-sale marketable securities                     --         3,785           747
                                                                              ----------    ----------    ----------
Net cash used in investing activities                                            (72,112)      (57,188)      (36,183)
                                                                              ----------    ----------    ----------
Cash flows from financing activities:
   Short-term bank credit, net                                                       (24)           --            --
   Proceeds from issuance of shares, net                                         148,141           727           725
   Proceeds from exercise of options, net                                            480         3,283         5,366
   Repayment of capital lease obligation                                            (251)          (27)          (65)
                                                                              ----------    ----------    ----------
Net cash provided by financing activities                                        148,346         3,983         6,026
                                                                              ----------    ----------    ----------
Effect of exchange rate change on cash and cash equivalents                           18           (47)          332
                                                                              ----------    ----------    ----------
Increase (decrease) in cash and cash equivalents                                  75,525       (47,074)      (21,274)
Cash and cash equivalents at the beginning of the year                             6,693        82,218        35,144
                                                                              ----------    ----------    ----------
Cash and cash equivalents at the end of the year                              $   82,218    $   35,144    $   13,870
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

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                   2000            2001            2002
                                                                ----------      ----------      ----------
1.   In February 2000, the Company acquired all of the
     outstanding shares of Knight Fisk Software Ltd. The net
     estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:
     Working deficiency, except cash and cash equivalents       $       (8)
     Property and equipment                                             41
     Long-term loans and other                                         (45)
     Goodwill                                                          718
                                                                ----------
                                                                       706
     Options granted                                                  (199)
                                                                ----------
                                                                $      507
                                                                ==========
2.   In December 2000, the Company acquired all of the
     outstanding shares of Savant Corporation. The net
     estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:
     Working deficiency, except cash and cash equivalents       $     (687)
     Property and equipment                                            111
     Long-term loans                                                   (23)
     Goodwill and other intangible assets                           15,122
     In-process research and development                             2,200
                                                                ----------
                                                                    16,723
     Issuance of shares, net                                       (13,936)
                                                                ----------
                                                                $    2,787
                                                                ==========
3.   In September 2001, the Company acquired all of the
     outstanding shares of W. Quinn Associates, Inc. The net
     estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows:
     Working deficiency, except cash and cash equivalents                       $     (136)     $       --
     Property and equipment                                                            475              --
     Other receivables                                                                 481              --
     Goodwill and other intangible assets                                           32,134           7,498
     In-process research and development                                                86              --
                                                                                ----------      ----------
                                                                                    33,126           7,498
     Issuance of shares, net                                                       (12,485)         (7,498)
                                                                                ----------      ----------
                                                                                $   20,641      $       --
                                                                                ==========      ==========
4.   In June 2002, the Company acquired all of the
     outstanding shares of The Middleware Company. The net
     estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition was as follows:
     Working deficiency, except cash and cash equivalents                                       $     (428)
     Property and equipment                                                                             35
     Other intangible assets                                                                         1,964
     Goodwill                                                                                        3,772
                                                                                                ----------
                                                                                                     5,343
     Issuance of shares, net                                                                        (2,086)
                                                                                                ----------
                                                                                                $    3,257
                                                                                                ==========

                            PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. DOLLARS IN THOUSANDS


     Supplemental disclosure of cash flows activities:
     -------------------------------------------------
     (a)   Cash paid during the years for:
           -------------------------------
           Interest                                             $     13    $     21    $     30
                                                                ========    ========    ========

           Income taxes                                         $     --    $     --    $     43
                                                                ========    ========    ========

     (b)   Non cash transactions:
           ----------------------
           Capital lease obligation                             $     97    $     --    $     67
                                                                ========    ========    ========

           Adjustment to Savant Corporation acquisition         $     --    $  1,426    $     --
                                                                ========    ========    ========

           Accrued issuance and acquisition cost                $    749    $    241    $     45
                                                                ========    ========    ========

           Purchased Technology                                 $     --    $     --    $    297
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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

          u.   Reclassification:

               The amortization of acquired technology has been reclassified from amortization of goodwill and intangible assets to cost of revenues. In addition, certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 4:   MARKETABLE SECURITIES

          The following is a summary of available-for-sale securities:

                                             DECEMBER 31, 2001
                               ----------------------------------------------
                                             GROSS       GROSS     ESTIMATED
                               AMORTIZED   UNREALIZED  UNREALIZED FAIR MARKET
                                  COST       GAINS       LOSSES      VALUE
                               ----------  ----------  ----------  ----------
          Available-for-sale:                  IN THOUSANDS
          -------------------  ----------------------------------------------
          U.S. Treasury notes  $   98,716  $    1,293  $       68  $   99,941
                               ==========  ==========  ==========  ==========

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 4:   MARKETABLE SECURITIES (Cont.)

                                             DECEMBER 31, 2002
                               ----------------------------------------------
                                                                   ESTIMATED
                                             GROSS       GROSS        FAIR
                               AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                  COST       GAINS       LOSSES      VALUE
                               ----------  ----------  ----------  ----------
                                                IN THOUSANDS
                               ----------------------------------------------
          Available-for-sale:
          -------------------
          U.S. Treasury notes  $  124,886  $      924  $       --  $  125,810
          Corporate bonds             512           3          --         515
                               ----------  ----------  ----------  ----------
                               $  125,398  $      927  $       --  $  126,325
                               ==========  ==========  ==========  ==========

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

                                                         DECEMBER 31, 2002
                                                       ----------------------
                                                        AMORTIZED    MARKET
                                                          COST       VALUE
                                                       ----------  ----------
                                                            IN THOUSANDS
                                                       ----------------------
          Available-for-sale:
          -------------------
          Matures in one year                          $   71,720  $   71,754
          Matures in second year                           53,633      54,017
          Matures in third year                               545         554
                                                       ----------  ----------
          Total                                        $  125,398  $  126,325
                                                       ==========  ==========

          The Company had invested $746,000 in trading securities as of December 31, 2001, and recorded net gain of $29,000 from these investments in 2001.

          The Company had no trading securities as of December 31, 2002.

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5:   PROPERTY AND EQUIPMENT, NET
                                                             DECEMBER 31,
                                                       ----------------------
                                                          2001        2002
                                                       ----------  ----------
                                                             IN THOUSANDS
                                                       ----------------------
          Cost:
             Computers and peripheral equipment        $    6,035       7,189
             Office furniture and equipment                   896       1,187
             Leasehold improvements                         1,079       1,148
                                                       ----------  ----------
                                                            8,010       9,524
                                                       ----------  ----------
          Accumulated depreciation                          2,963       4,920
                                                       ----------  ----------
          Depreciated cost                             $    5,047       4,604
                                                       ==========  ==========

          Depreciation expenses for the years ended December 31, 2000, 2001 and 2002, were $603,000, $1,329,000 and $2,060,000, respectively.


NOTE 6:   OTHER RECEIVABLES, NON-CURRENT

          a.   Composed as follows:                          DECEMBER 31,
                                                       ----------------------
                                                          2001        2002
                                                       ----------  ----------
                                                            IN THOUSANDS
                                                       ----------------------
          Other receivables, non-current:
             Tax receivables                           $      447  $       --
             Other long-term deposits                          53         141
             Loan                                              --       2,559
                                                       ----------  ----------
             Other receivables, non-current            $      500  $    2,700
                                                       ==========  ==========

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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 7:   OTHER INTANGIBLE ASSETS, NET

          a.   Composed as follows:
                                                            DECEMBER 31,
                                                       ----------------------
                                                          2001        2002
                                                       ----------  ----------
                                                            IN THOUSANDS
                                                       ----------------------
               Cost:
                 Acquired technology                   $    7,655  $    9,245
                 Trademarks and customer relationships      4,754       5,959
                 Patents                                    2,165       2,165
                 Other intangible assets                      130         885
                                                       ----------  ----------
               Total intangible assets                     14,704      18,254
                                                       ----------  ----------

               Accumulated amortization:
                 Acquired technology                        1,117       3,224
                 Trademarks and customer relationships        550       1,605
                 Patents                                      103         412
                 Other intangible assets                       65         235
                                                       ----------  ----------
               Total accumulated amortization               1,835       5,476
                                                       ----------  ----------
               Amortized cost                          $   12,869  $   12,778
                                                       ==========  ==========

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

          e.   Estimated amortization expenses for the years ended:

               December 31,              In thousands
               ----------------          ------------
               2003                      $      4,046
               2004                             3,930
               2005                             2,850
               2006                             1,171
               2007                               574

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 8:   GOODWILL

          a. The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:
                                                                    GOODWILL
                                                                  ------------
                                                                  In thousands

               Balance as of January 1, 2002:                      $   32,862
               Goodwill acquisitions and additions during the year     11,749
                                                                   ----------
               Balance as of December 31, 2002:                    $   44,611
                                                                   ==========


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

          c. The unaudited results of operations presented below for the three years ended December 31, 2000, 2001 and 2002, respectively, reflect the operations had the Company adopted the non-amortization provisions of SFAS No. 142 effective as of January 1, 2000:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2000      2001      2002
                                                     ---------------------------
                                                        (in thousands except
                                                           per share data)

          Reported net income (loss)                 $(9,905)  $   923   $ 3,591
          Goodwill amortization                           70     1,234        --
                                                     -------   -------   -------
          Adjusted net income (loss)                 $(9,835)  $ 2,157   $ 3,591

          Basic net earning (loss) per share
             Reported net earning (loss) per share   $ (0.77)  $  0.03   $  0.12
             Goodwill amortization                      0.01      0.05        --
                                                     -------   -------   -------
             Adjusted net earning (loss) per share   $ (0.76)  $  0.08   $  0.12

          Diluted net earning (loss) per share
             Reported net earning (loss) per share   $ (0.77)  $  0.03   $  0.12
             Goodwill amortization                      0.01      0.04        --
                                                     -------   -------   -------
             Adjusted net earning (loss) per share   $ (0.76)  $  0.07   $  0.12

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9:   CAPITAL LEASE OBLIGATION

          Composed as follows:
                                                                  DECEMBER 31,
                                                    INTEREST   -----------------
                                          CURRENCY    RATE      2001      2002
                                           -------   -------   -------   -------
                                                                  IN THOUSANDS
                                                               -----------------
          Capital lease obligations         U.S $    11 - 17%  $   134   $   136
          Less - current maturities                                 42        51
                                                               -------   -------
                                                               $    92   $    85
                                                               =======   =======

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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 10:  SHAREHOLDERS' EQUITY (Cont.)

                                                   YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------
                                    2000                    2001                    2002
                            --------------------    --------------------    --------------------
                                         WEIGHTED                WEIGHTED                WEIGHTED
                                         AVERAGE                 AVERAGE                 AVERAGE
                            NUMBER OF    EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                             OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                            ----------    ------    ----------    ------    ----------    ------
          Outstanding at
            the beginning
            of the period    3,681,044    $ 1.04     5,384,175    $ 6.10     7,038,372    $11.18
          Granted            2,215,916    $13.37     3,717,448    $15.22     2,458,545    $10.19
          Exercised           (393,278)   $ 0.71    (1,521,203)   $ 2.17    (1,113,731)   $ 4.18
          Forfeited           (119,507)   $ 2.49      (542,048)   $12.54      (495,919)   $14.97
                            ----------    ------    ----------    ------    ----------    ------
          Outstanding at
            the end of
            the period       5,384,175    $ 6.10     7,038,372    $11.18     7,887,267    $11.62
                            ==========    ======    ==========    ======    ==========    ======
          Exercisable
            options          2,043,033    $ 1.10     1,772,878    $ 4.51     2,247,679    $ 8.61
                            ==========    ======    ==========    ======    ==========    ======

          The options outstanding as of December 31, 2002, have been separated into ranges of exercise price as follows:

                                              WEIGHTED                                    WEIGHTED
                               OPTIONS        AVERAGE                     OPTIONS         AVERAGE
                             OUTSTANDING     REMAINING     WEIGHTED     EXERCISABLE       EXERCISE
             RANGE OF           AS OF       CONTRACTUAL     AVERAGE        AS OF          PRICE OF
             EXERCISE        DECEMBER 31,       LIFE       EXERCISE     DECEMBER 31,      OPTIONS
              PRICE              2002         (YEARS)        PRICE          2002         EXERCISABLE
          --------------      ---------       -------       ------       ---------         ------
               $0.38            119,963         5.2         $ 0.38         119,963         $ 0.38
               $1.04            495,058         5.9         $ 1.04         465,722         $ 1.04
               $1.50            715,156         6.9         $ 1.50         488,618         $ 1.50
               $8.50            243,000         9.6         $ 8.50              --             --
               $9.68          1,660,879         9.8         $ 9.68              --             --
          $10.30 - 11.21        723,314         8.9         $10.59         142,277         $10.39
          $12.20 - 13.25        329,725         9.3         $13.15          26,062         $13.18
          $14.20 - 15.00      1,547,666         7.8         $14.83         730,514         $14.89
              $17.11          1,398,416         8.8         $17.11          18,416         $17.11
          $19.63 - 20.20        654,090         7.5         $19.87         256,107         $19.83
                              ---------                     ------       ---------         ------
                              7,887,267                     $11.62       2,247,679         $ 8.61
                              =========                     ======       =========         ======

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

               The weighted average fair value of options granted for the years ended December 31, 2000, 2001 and 2002, were:

                                                                       FOR EXERCISE PRICE ON THE GRANT DATE THAT:
                                                            ---------------------------------------------------------------
                                                                  EQUALS MARKET PRICE          IS LESS THAN MARKET PRICE
                                                            ------------------------------   ------------------------------
                                                                YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                            ------------------------------   ------------------------------
                                                              2000       2001       2002       2000       2001       2002
                                                            --------   --------   --------   --------   --------   --------
               Weighted average exercise price              $  17.73   $  15.22      10.19   $   4.41   $     --   $     --
                                                            ========   ========   ========   ========   ========   ========

               Weighted average fair values on grant date   $  11.74   $   4.91       2.97   $  12.98   $     --   $     --
                                                            ========   ========   ========   ========   ========   ========

               Pro forma information under SFAS 123:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2000        2001        2002
                                                                  --------    --------    --------
                                                                IN THOUSANDS (EXCEPT PER SHARE DATA)
                                                                  --------------------------------
               Net income (loss), as reported                     $ (9,905)   $    923    $  3,591
                                                                  ========    ========    ========

               Add:  stock-based employee compensation
               expense included in reported net income (loss)        6,151       1,930         354


               Deduct:  total stock-based employee compensation
               expense determined under fair value based method    (10,408)    (13,163)    (11,009)
                                                                  --------    --------    --------

               Pro forma net loss                                 $(14,162)   $(10,310)   $ (7,064)
                                                                  ========    ========    ========

               Pro forma basic and diluted net loss per share     $  (1.10)   $  (0.39)   $  (0.24)
                                                                  ========    ========    ========

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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 11:  INCOME TAXES (Cont.)

               b.   Deferred income taxes:

                    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's and its subsidiary's deferred tax liabilities and assets are as follows:
                                                             DECEMBER 31,
                                                      ------------------------
                                                         2001          2002
                                                      ----------    ----------
                                                            IN THOUSANDS
                                                      ------------------------
                    Operating loss carryforward       $   15,614    $   13,382
                    Reserves, allowances and other           880         3,030
                                                      ----------    ----------
                    Deferred tax asset before
                      valuation allowance                 16,494        16,412
                    Valuation allowance                  (16,494)      (16,412)
                                                      ----------    ----------
                    Net deferred tax asset            $       --    $       --
                                                      ==========    ==========

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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 11:  INCOME TAXES (Cont.)

          e.   Income (loss) before income taxes consists of the following:

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
                                                     IN THOUSANDS
                                        --------------------------------------
               Domestic                 $      878    $    4,746    $    7,034
               Foreign                     (10,783)       (3,799)       (3,233)
                                        ----------    ----------    ----------
                                        $   (9,905)   $      956    $    3,801
                                        ==========    ==========    ==========


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

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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


NOTE 13:  FINANCIAL INCOME AND OTHER, NET

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
                                                     IN THOUSANDS
                                        --------------------------------------
          Financial income:
            Interest and others         $    3,163    $    6,845    $    5,640
            Accretion of discount on
              available-for-sale
              marketable securities             54           262            38
            Foreign currency translation
              differences                      364           201           400
                                        ----------    ----------    ----------
          Financial income                   3,581         7,308         6,078
                                        ----------    ----------    ----------

          Financial expenses:
            Interest and others                (38)         (113)         (281)
            Amortization of premium on
              available-for-sale
              marketable securities            (36)         (371)       (1,269)
            Foreign currency translation
              differences                     (416)         (198)         (470)
                                        ----------    ----------    ----------
          Financial expenses                  (490)         (682)       (2,020)
                                        ----------    ----------    ----------
          Capital loss on property and
            equipment                           --           (61)          (37)
                                        ----------    ----------    ----------
          Financial income and
            other, net                  $    3,091    $    6,565    $    4,021
                                        ==========    ==========    ==========

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




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

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
                                                     IN THOUSANDS
                                        --------------------------------------
               Revenues from sales to
                 unaffiliated customers:
               U.S.A                    $   17,737    $   33,142    $   47,646
               North and South America
                 (excluding U.S.A.)          1,469         3,209         3,104
               Asia                          3,181         4,738         5,424
               United Kingdom                2,074         5,747         6,085
               Europe and others
                 (excluding the
                 United Kingdom)             3,087         8,761        13,741
                                        ----------    ----------    ----------
                                        $   27,548    $   55,597    $   76,000
                                        ==========    ==========    ==========

                                        ------------------------
                                              DECEMBER 31,
                                        ------------------------
                                           2001          2002
                                        ------------------------
                                             IN THOUSANDS
                                        ------------------------
               Long-lived assets, by
                 geographic region:
               Israel                   $    3,956    $    3,134
               United States                45,635        59,399
               Europe and others             1,687         2,160
                                        ----------    ----------
                                        $   51,278    $   64,693
                                        ==========    ==========


          b.   Major customer data as a percentage of total revenues:

                                                     DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
               Customer A                       7%           13%            2%
               Customer B                      23%           18%           10%

              PRECISE SOFTWARE SOLUTIONS LTD. AND ITS SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




NOTE 15:  EARNING (LOSS) PER SHARE

          The following table sets forth the computation of the basic and diluted net earnings (loss) per share:

          1)   Numerator
                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
                                            NUMBER OF SHARES IN THOUSANDS
                                        --------------------------------------
               Net income (loss) to
               ordinary shareholders        (9,905)          923         3,591
                                        ==========    ==========    ==========


          2)   Denominator
                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2000          2001          2002
                                        ----------    ----------    ----------
                                            NUMBER OF SHARES IN THOUSANDS
                                        --------------------------------------
               Weighted average number
                of shares used for
                basic net earnings
               (loss) per share             12,901        26,745        28,843

               Effect of dilutive
               securities:
                Employee stock options          --         3,226         2,108
                Contingent consideration        --            --           259
                                        ----------    ----------    ----------
               Dilutive potential
               ordinary shares                  --         3,226         2,367

               Weighted average number
               of shares used for diluted
               net earnings (loss) per
               share - adjusted weighted
               average shares, assumed
               exercise of options and
               contingent consideration     12,901        29,971        31,210
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


                                       PRECISE SOFTWARE SOLUTIONS LTD.

Date: May 27, 2003

                                       By: /s/ Shimon Alon
                                           -------------------------------------
                                           Shimon Alon, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title(s)                        Date
       ---------                        --------                        ----

/s/ Shimon Alon            Chief Executive Officer and Director     May 27, 2003
------------------------   (Principal Executive Officer)
Shimon Alon

/s/ Marc J. Venator        Chief Financial Officer (Principal       May 27, 2003
------------------------   Financial and Accounting Officer)
Marc J. Venator

         *                 Director and Chairman of the Board       May 27, 2003
------------------------   of Directors
Ron Zuckerman

         *                 Director                                 May 27, 2003
------------------------
Robert J. Dolan

         *                 Director                                 May 27, 2003
------------------------
Gary L. Fuhrman

         *                 Director                                 May 27, 2003
------------------------
Michael J. Miracle

         *                 Director                                 May 27, 2003
------------------------
Mary A. Palermo

         *                 Director                                 May 27, 2003
------------------------
Anton Simunovic

------------

*  By: /s/ Shimon Alon
       ------------------------
       Shimon Alon
       Attorney-in-Fact

                                 CERTIFICATIONS
                                 --------------

I, Shimon Alon, certify that:

1. I have reviewed this annual report on Form 10-K/A of Precise Software Solutions Ltd.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the "Evaluation Date"); and

     (c) presented in this annual report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 27, 2003

                                                   /s/ Shimon Alon
                                                   -----------------------------
                                                   Shimon Alon
                                                   Chief Executive Officer

I, Marc J. Venator, certify that:

1. I have reviewed this annual report on Form 10-K/A of Precise Software Solutions Ltd.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended, is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 27, 2003

                                                   /s/ Marc Venator
                                                   -----------------------------
                                                   Marc J. Venator
                                                   Chief Financial Officer

                   Exhibit Index to Annual Report on Form 10-K
                     for Fiscal Year Ended December 31, 2002

Exhibit
Number                         Description of Document
------                         -----------------------

2.1(1) Agreement and Plan of Merger dated as of October 27 2000 by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and certain stockholders of Savant Corporation
2.2(1) Amendment to Agreement and Plan of Merger dated as of November 13, 2000 by and among Precise Software Solutions Ltd., Precise Acquisition Corporation, Savant Corporation and Certain Stockholders of Savant Corporation
2.3(2) Agreement and Plan of Merger dated as of September 4, 2001 by and among Precise Software Solutions Ltd., WQ Acquisition Corporation,
          W. Quinn Associates, Inc. and certain stockholders of W. Quinn Associates, Inc.
2.3(3) Agreement and Plan of Merger dated as of December 19, 2002 by and among VERITAS Software Corporation, Argon Merger Sub Ltd. and Precise Software Solutions Ltd.
3.1(4)    Memorandum of Association of Registrant (English translation)
3.2(4) Amendment to Memorandum of Association of Registrant, dated April 12, 2000 (English translation)
3.3(5)    Amended and Restated Articles of Association of Registrant
4.1(4)    Specimen of Ordinary Share Certificate
10.1(6) Lease Agreement by and between Precise Software Solutions Ltd., Ness B.S.G. Ltd. and Ilan Gat Engineers Ltd. dated November 2001 (English translation)
10.2(4) Sublease Agreement, by and between the Travelers Indemnity Company and Precise Software Solutions, Inc. dated June 3, 1999
10.3(4)+ Application Software Vendor Agreement by and between Precise and Amdocs UK Limited dated January 12, 1998 10.4(4)+ Software License Agreement by and between Precise and EMC Corporation dated March 19, 1999 and the amendments thereto dated October 5, 1999 and December 13, 1999
10.5(4) Letter Agreement between Precise and EMC Investment Corporation dated April 18, 2000, as amended May 19, 2000 and June 26, 2000
10.6(7) Registration Rights Agreement, dated as of December 5, 2000, between Precise Software Solutions Ltd. and Richard North as agent for the stockholders of Savant Corporation
10.7(3) Registration Rights Agreement, dated as of September, 2001, between Precise Software Solutions Ltd. and the parties named therein as agent for the stockholders of W. Quinn Associates, Inc.
10.8(8) Employment Agreement dated as of November 23, 1998, as amended, between Precise and Shimon Alon 10.9(9) Employment Agreement dated as of February 8, 2002, between Precise and Benjamin H. Nye 10.10(10) Employment Agreement dated as of August 1, 2002, between Precise Software Solutions Ltd. and Itzhak ("Aki") Ratner
10.11(10) Employment Agreement dated as of August 1, 2002, between Precise
          Software Solutions, Inc. and Itzhak ("Aki") Ratner
10.12(10) Employment Agreement dated as of September 3, 2002, between Precise
          Software Solutions, Inc. and Marc J. Venator
10.13(4)  1995 Share Option and Incentive Plan
10.14(11) Amended and Restated 1998 Share Option and Incentive Plan
10.15(9) Amended 2000 Employee Share Purchase Plan 10.16(8) Form of indemnification agreement between Precise Software Solutions Ltd. and its executive officers
10.17(8) Form of indemnification agreement between Precise Software Solutions, Inc. and its executive officers
10.18(6) Lease Agreement by and between Campus Commons, LLC and W. Quinn Associates, Inc. dated May 4, 1999
21.1(12)  Subsidiaries of the Registrant
23.1 Consent of Kost, Forer & Gabbay, a member of Ernst and Young Global 24.1(12) Powers of Attorney
99.1      Certification of Principal Executive Officer
99.2      Certification of Principal Financial Officer
------------

+ The Securities and Exchange Commission granted confidential treatment as to certain portions, which portions were separately filed with the Securities and Exchange Commission pursuant to a confidential treatment request.

(1) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-48878).
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K filed September 19, 2001.
(3) Incorporated by reference to the exhibits of the registrant's current report on Form 8-K filed December 24, 2002.
(4) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992).
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form F-1 (File No. 333-11992) and the registrant's definitive proxy statement filed on April 11, 2001.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2001.
(7) Incorporated by reference to the exhibits of the registrant's current report on Form 8-K filed December 20, 2000.
(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2000.
(9) Incorporated by reference to the exhibits of the registrant's quarterly report on Form 10-Q for the period ended March 31, 2002.
(10) Incorporated by reference to the exhibits of the registrant's quarterly report on Form 10-Q for the period ended June 30, 2002.
(11) Incorporated by reference to the exhibits to the registrant's definitive proxy statement filed April 30, 2002.
(12) Incorporated by reference to the registrant's annual report on Form 10-K for the year ended December 31, 2002.